Form 10KSB
period 1999-12-31
DOCTORSURF COM INC
filed 2000-03-31
CIK 1088095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28097

                              DOCTORSURF.COM, INC.
                 (Name of small business issuer in its charter)

         STATE OF FLORIDA                                 59-3569844
         ----------------                                 ----------
  (State of or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)

6925 112th Circle North, Suite 101, Largo, Florida              33773
--------------------------------------------------              -----
(Address of Principal Executive Officers)                     (Zip Code)

                    Issuer's telephone number: (727) 546-6476

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common stock, Par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $0.00.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

         Number of shares outstanding of the issuer's common stock at $.01 par value as of March 24, 2000 was 23,250,000.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1. BUSINESS.

General

         DoctorSurf.com, Inc. (the "Company") was incorporated on April 15, 1999, as a Florida corporation under the name of Doctorschat.com, Inc. In May 1999, its name was changed to DoctorSurf.com, Inc.

         The Company was formed to provide a premier Internet web site for physicians and dentists (collectively "doctors") that will be dedicated to doctor education, that will provide communication and information exchange using state of the art technology and security, doctor authentication and a combination of Internet protocols. Since its incorporation, the Company primarily has focused on organizing activities and the development of its web site. Accordingly, the Company has not generated any revenue and may be considered a development stage company.

         The Company develops, designs, programs and hosts an Internet web site for doctors. The Company's web site address is www.DoctorSurf.com. The site was in the development and design stage during 1999. The Company web site became fully operational during the first quarter of 2000.



         The Company's principal administrative and marketing facility totals approximately 2,900 square feet of office space and is located at 6925 112th Circle North, Suite 101, Largo, Florida 33773.

         The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Overview

         The Internet is a rapidly growing, exciting new means of communicating, accessing information and engaging in commerce. Several factors have led to the growth of the Internet, including the expanding use of personal computers in many homes and businesses, easy and affordable accessibility to information, technology developments permitting faster and user-friendly Internet connections, and increased awareness of the Internet among consumer and business users.

         Medical information is one of the fastest growing areas of interest on the Internet. Cyber Dialogue, an independent research company, predicted in late 1998 that 30 million people are expected to use the Internet for health and medical content in the next two years, according to a November 5, 1998 article in New Media Age magazine. Doctors who would like to obtain up-to-date information relevant to their practices and communicate with their colleagues can make use of the Internet to satisfy their information and communication needs. The Company believes it will offer a web site that meets those needs by providing doctors fast and simple access to a variety of communications and information functions.

         Also, the Company believes that healthcare and pharmaceutical companies will have an increasing interest in using online advertising to reach target groups that reflect appealing and compatible demographics. According to a December 10, 1998 article in New Media Age magazine, Jupiter Communications, an independent research company, predicts that expenditures for online health and medical advertising will exceed $265 million by 2002. Overall, Jupiter Communications predicts that by 2002, North American companies will spend $7.7 billion advertising online, according to a March 15, 1999 article in Fortune magazine.

         The Company's business strategy is to provide an education and communication forum for doctors that have an interest in sharing ideas and information, discussing clinical cases and the latest techniques with their colleagues, and want to participate in continuing medical education courses to obtain required educational credits easily and conveniently.

         The Company's Form SB-2 Registration Statement relating to its free stock offering of 25,000,000 shares of its common stock was declared effective on March 7, 2000 by the Securities and Exchange Commission. Doctors may become members and participate fully in the web site even if they do not wish to receive shares in the free stock offering.

         The web site permits doctors to quickly access comprehensive physician reference databases, journals, directories and medical news hyperlinks to help them in their practices. Members also are able to earn continuing medical education credits and share experiences and exchange information in a private environment with other doctor members through e-mail, real-time discussions and message boards. Doctor members also have access to online practice management tools and recruitment and job placement services. In addition, the web site offers doctors an online store where doctors can purchase books and medical supplies for their practices, as well as an online concierge to assist doctors in making personal consumer purchases.

         The Company's web site permits interested persons who are not doctors to access the site. Visitors to the web site who are not doctors have the option of completing an online member application and providing their name, birth date, marital status, gender, and address. Regardless of whether or not visitors provide their personal information to DoctorSurf.com, however, they have access only to the web site's medical library, medical news and financial information hyperlinks, online store, personal concierge, health pages, disease and wellness centers, and personal emergency medical card. They are also able to access their own doctor's web site, if the doctor has created a web site page through the Company's web site. In addition to having access to those features, visitors who complete the online member application also have access to an e-mail service through the web site. These basic services became available to visitors during the first quarter of 2000.

Services


         The Company currently offers the following services through its web site:

         o        Free e-mail;

         o Discussion forums - the ability to create and participate in web forums that address a variety of medical issues, including new procedures and insurance;

         o Recruiting - online recruitment and job placement services for doctors;

         o Integrated bulletin boards - the opportunity to post comments on ongoing discussions or on topics of interest, give feedback or propose a subject to discuss;

         o Video web casting - the opportunity for members to participate in long distance learning; o Calendar & personal schedule - personal calendar and schedule to keep track of important dates and events;

         o Educational credits - the ability to earn continuing medical education credits, or CME, through online courses and listings of upcoming medical meetings;

         o Medical library - access to comprehensive physician reference databases, journals and directories;

         o        Medical and headline news - online news reports updated daily;

         o Financial news hyperlinks - web links to sites providing stock quotes and other financial information;

         o Online purchases - an online store where doctors can purchase books and medical supplies for their practices;

         o Medical village - links to medical journals, medical schools, hospitals, and health care organizations around the world;

         o Concierge - the availability of a concierge to assist doctors in making consumer purchases;

         o Doctor's web site - ability to create an individualized web site; and

         o Personal emergency medical card - an identification card issued through the Company that contains personal health and doctor information in case of emergency.

Marketing

         The Company's services are targeted to doctors who have an interest in communicating with their colleagues and obtaining up-to-date information relevant to their practices. Through various national marketing efforts that include direct mail, personal e-mail, and development of strategic relationships with medical specialty societies and associations, the Company has promoted the site to the medical community. These marketing efforts have also included attending national medical conventions and expos and advertising in periodicals aimed at the doctor community. The Company's marketing and sales function is primarily performed by its in house sales staff.

Competition

         Due to the rapid expansion of the Internet, the market for Internet services and products is intensely competitive and rapidly changing. There are no substantial barriers to entry in the Internet market, and the Company expects that competition will continue to intensify. The Company will compete directly and indirectly for subscribers and advertisers with other online services or web sites targeted to the healthcare industry generally, including Healtheon/WebMD, MedScape, Americasdoctor.com, Accesshealth.com and DrKoop.com.

         The Company believes that the central factors for attracting and retaining doctor subscribers are the depth, breadth and timeliness of services and content, the ability of the Company's web site to offer interesting and compelling services and content, its ease of use and name recognition. The Company believes that the principal factors that will attract advertisers to the Company's web site are the number of doctor members for the web site, the aggregate traffic on the web site, the demographics of the doctor subscribers and creativity in advertising placement on the site. To be competitive, the Company will need to respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

         Many of the Company's current competitors have greater resources to devote to the development and promotion of their web sites in terms of a longer operating history, greater financial, technical and marketing resources, wider name recognition, and larger subscriber bases that in turn generate a greater ability to attract subscribers and advertisers. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and operating results.

Web Site Development

         The Company performs web site research and development at its Largo, Florida facility. The Company's technology staff is responsible for the development of new web content ideas, concepts and functions. An advisory group of doctors assists the staff with web site design and creates content for the site. The Company's technology staff programs changes in the web site and posts them to the site after review. The staff also develops operational procedures and conducts pilot operations prior to the final posting of a site change.

         Web site design and development expenses incurred by the Company are charged directly to expense as incurred.

Proprietary Rights

         The Company relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect its technology and proprietary rights and information. The Company has registered the domain name "DoctorSurf.com" and several related domain names such as "DoctorSurf.net", "DoctorSurf.org", "DrSurf.com", "DrSurf.net" and"DrSurf.org".

         The Company believes that establishing and maintaining the "DoctorSurf.com" service mark and its reputation will be an important aspect of its effort to attract and expand its doctor member base and attract advertisers to its web site. The Company is currently in the process of registering the "DoctorSurf.com" service mark but cannot be certain that it will be able to register the service mark with the United States Patent and Trademark Office. If the Company is required to stop using the service mark in the future, current and potential members may become confused and the Company's business, financial condition and results of operations may become adversely affected.

         The Company's policy is to pursue registrations of all the trademarks associated with its key products and services. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

Principal Suppliers and Sources of Supply

         The Company depends on third parties to provide many of the services that it offers to its members. These services include medical and national news, financial information, practice management services, secure messaging services, video and audio conferencing, and continuing medical education courses. The Company has entered into co-branding or distribution agreements, ranging from twelve to twenty-four months, on medical and national news, financial information and secure messaging services. Interruption of these and other services or the failure of these and other services to function properly could result in a reduction of its doctor member base.

         The Company is currently negotiating with third parties to provide practice management services, video and audio conferencing, and to provide continuing education courses. Management provides no assurance as to the success of its negotiations.

         The Company intends to enter into additional strategic partnerships with content providers to provide content for its web site. If the Company is not able to establish these strategic partnerships or if it is not able to deliver high quality content, the Company may not be able to attract and establish a large doctor member base for its web site. In addition, if the delivery of content or services is interrupted, there could be a delay or suspension of the offering of these services on the web site. This could have a material adverse affect on the Company's business, financial condition and results of operations.

Security

         The Company relies on the Internet and depends on the continuous, reliable and secure operation of Internet servers and related hardware and software. The Company's systems are susceptible to outages and interruptions due to fires, floods, power losses, telecommunications failures, break-ins, and similar events. The systems of the Company's third-party service and content providers will be subject to similar risks. To the extent that the Company's services are interrupted or its doctor members are inconvenienced, the Company could suffer from a loss in advertising or a decreased doctor member base.

         A secure environment for the Company's web site on the Internet consists of a multi-layered security infrastructure consisting of physical security, security for the hardware, software, network, data backups and surrounding policies and procedures. Significant resources in both people and technology are used not only to implement existing security solutions, but also to keep up with the latest hardware and software security releases, the latest security breach methodologies and to face other challenges from the Internet hacking community. Although management believes that it implements advanced security measures, the Company's systems may still be vulnerable to electronic break-ins, computer viruses, programming errors or similar disruptive problems.

Government Regulation

         The Company does not believe that it currently is subject to direct government regulation other than regulations that apply to businesses generally. Few laws currently exist that specifically regulate communications or commerce over the Internet. A number of proposals by federal and foreign governments may lead to laws or regulations concerning various aspects of the Internet, including the collection of personal information online. If the United States or foreign governments adopt legislation protecting user privacy, that legislation could affect the Company's ability to collect or use personal information.

         The applicability to the Internet of existing laws is uncertain. If new laws are adopted or existing laws are applied in an unforeseen manner, it may decrease the use of the Internet, which would decrease the demand for the Company's services and increase its cost of doing business.

         The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on its business, financial condition and results of operations in the future.

Potential Liability

         The Company may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied on its web site, either directly or through third parties, including materials retrieved from a web site to which the Company has established a link from its web site. These claims could result in damages being assessed against the Company. In addition, the Company could incur significant costs in investigating and defending against those types of claims.

Employees

         As of December 31, 1999, the Company had eight full-time employees. Of such employees, six were engaged in web site development and programming and two were engaged in marketing, administration and management. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.



         The employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.


         In addition, the Company has eight part-time officers who serve without compensation. These officers are engaged in marketing, competitive research, and web site design and evaluation. Dr. Sharma, while serving as president of the Company, devoted only part of his time to that effort. Dr. Sharma spent approximately 20 to 25 hours a week in day-to-day management of the Company.
Mr. Taneja also spent approximately 20 to 25 hours a week in his capacity as Vice President and Secretary. Drs. Kapil, Amin, Choudhry, Puri, Emandi and Averill spent approximately 8 to 10 hours per week in management activities in their capacities as Vice Presidents of the Company.

         The value of these services during the period from May 14, 1999 (date of inception) to December 31, 1999 has been estimated to be $166,000 and has been recorded as compensation expense in the accompanying statement of operation.

Cautionary Statements for Purposes of The "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). The Company desires to take advantage of the safe harbor provisions of the Act. The terms "believe", "intend", "plan", "may", "will", "expect", "should", "could", "estimate", "anticipate", "possible", and similar terms identify forward-looking statements. These forward-looking statements involve risks and uncertainties.

         Except for historical information, the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act. In addition, representatives of the Company may, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company's securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

         It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company's industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The following additional factors and other factors listed elsewhere in this Report (in addition to other possible factors not listed) could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.

         No Established Business Model. There is no established business model for the sale of the Company's service offerings over the Internet, and the Company may have to change its service offerings in the future. A possibility exists that a market for its services will never develop. If a market fails to develop or develops more slowly than expected, the Company might incur more losses than expected and might not become profitable.

         To be successful, the Company must attract a large membership base of doctors, increase awareness of its brand, develop and provide desirable services, continue to develop and upgrade its technology, establish strategic relationships with service and content providers, build an operations structure to support its business, and attract and retain qualified personnel.

         The Company cannot guarantee that it will achieve these goals. The Company also cannot guarantee that doctors will accept the Company's services as a replacement for traditional sources of the services that the Company plans to offer. The failure of the Company's services to achieve market acceptance would prevent the Company from attracting a large doctor member base and would adversely affect its revenues.

         Lack of Operating History. The Company was formed in April 1999 and has not yet generated any revenue. The Company has no operating history on which it and its prospects can be evaluated. The Company may not be able to successfully manage its business to achieve or maintain profitability, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online services.

         Need for Addition Capital. The Company anticipates needing to raise additional funds through a private placement or public offering of its securities to fully implement its marketing plans and to hire additional personnel. The Company cannot be certain that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fully implement its marketing plans, hire a sufficient number of personnel, develop its brand, take advantage of unanticipated opportunities, and otherwise respond to competitive pressures will be limited.

         Potential Liability for Previous Private Placment. The Company previously sold to a limited number of investors 750,000 shares of common stock at a price of $1 per share in a private placement that was not registered under the federal securities laws. Because the private placement and the Company's free stock offering may be treated as a single offering for federal securities law purposes, the exemption from registration relied on for the private placement may no longer be available. As a result, the private placement may have violated federal securities laws. Because of that possibility, the Company has offered to each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them. The resale right expires on August 25, 2000.

         To date, two investors have accepted the offer to resell their shares and received a total refund of $35,000, the aggregate purchase price. If all investors in the private placement accept the resale offer, the Company would be required to pay to them $750,000. If this occurs, the Company cannot be certain that it will have sufficient funds to repurchase the shares that were sold in the private placement. In addition, the Company may be subject to liability and fines or penalties under the federal securities laws because the federal securities laws do not expressly provide that liability is avoided because an offer is made to repurchase shares sold in violation of those laws.

         Lack of Profitability. The Company anticipates that it will incur losses for the foreseeable future. The Company cannot be certain that it can achieve sufficient revenues in relation to its expenses to become profitable. If the Company becomes profitable, the Company cannot be certain that it can maintain or increase profitability.

         Lack of Sufficient Number of Members. The Company expects to derive a portion of its revenues from advertising on the Company's web site. If the Company does not have a large doctor member base, it may not be able to generate sufficient advertising revenue. In addition, because the Internet advertising market is new and rapidly evolving, the Company cannot predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising is uncertain. The Company cannot be certain that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than expected, then the Company's ability to generate advertising revenue may be materially adversely affected.

         Going Concern Qualification. The Company's independent accountants have included a statement in their report on the Company's financial statements indicating that the financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered losses from operations since its inception and has a potential liability of $750,000 associated with its private placement, which cause substantial doubt as to its ability to continue as a going concern.

         Rapid Technological Change. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards, and frequent new products and enhancements. If faster Internet access becomes more widely available through cable modems or other technologies, the Company may be required to make significant changes to the design and content of its web site to compete effectively. The Company cannot be certain that it will have the resources to make these changes.

         Also, as the number of web pages and users increase, the Company will need to modify the Internet infrastructure and its web site to accommodate increased traffic. If the Company cannot modify its computer systems, the Company may experience system disruptions and slower response times.

         Limited Trademark Protection: No Patents. The Company cannot be certain that it will be able to register the "DoctorSurf.com" service mark with the United States Patent and Trademark Office. If the Company is required to stop using the "DoctorSurf.com" service mark, current and potential members could be confused and the Company's business could be disrupted. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

         Infringement on Intellectual Property Rights of Others. Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, the Company cannot assure that third parties will not assert intellectual property claims against the Company. Infringement claims by third parties against the Company may have a material adverse affect on the Company.

         Key Personnel. As a small company with only eight full time employees, the Company's success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

         Provisions on the Payment of Dividends. The Company has never declared or paid dividends on common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to reinvest earnings, if any, in the development or expansion of its business. The Board of Directors will determine, in its sole discretion, whether to declare any dividends on the Company's common stock in the future after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

         Control By Certain Stockholders. Directors, executive officers and principal shareholders beneficially own approximately 64% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

         Exposure to Natural Disasters. The Company's physical facilities are located in the greater Tampa Bay area, which is prone to hurricanes. The Company's business could be adversely affected should its ability to maintain an active web site be impacted by such event.

Future Plans

         During 2000, the Company intends to generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

         Management of the Company has determined that additional office facilities will be necessary for the expansion of its administrative, technical and marketing staff during the next twelve months. In order to satisfy this future need, the Company has obtained a right of first refusal to lease approximately 7,500 square feet of space adjoining its Largo, Florida facility.

         Management of the Company is considering acquiring other Internet web sites in order to provide additional functions and content to its web site. In order to accomplish its future plans, the Company is considering raising capital either through private placement or an initial public offering.

Item 2. PROPERTIES.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expires on August 31, 2000 and is renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200. In January 2000, the Company entered into a lease amendment agreeing to lease an additional 1,100 square feet. In addition, the Company has obtained a right of first refusal to lease approximately 7,500 square feet of space adjoining its Largo, Florida facility.

         In the judgment of management, the lease described above reflects rent at current fair market value.

         As of December 31, 1999, the Company had property and equipment, net of accumulated depreciation, in the approximate amount of $82,000.

Item 3. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is currently no established trading market for the common stock of the Company, and the shares are not presently listed.

         As of March 24, 2000, there were approximately 80 stockholders of the Company's common stock.

         Historically, the Company has not declared or paid any cash dividends on the common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the Company's results of operations, financial condition and capital requirements, or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors.

Recent Sales of Unregistered Securities


         During 1999, the Company has issued unregistered securities to a limited number of persons as described below.

         (1) In May 1999, the Company issued an aggregate of 22,500,000 shares of its common stock, at a price of $.01 per share, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

         (2) From June through August 1999, the Company issued an aggregate of 750,000 shares of its common stock, at a price of $1.00 per share, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1.00 per share. As of December 31, 1999, two investors have requested refunds of a total of $35,000. During January 2000, these two investors were paid $35,000 for their 35,000 shares.
                  These shares were subsequently reissued to new investors for $1.00 per share.

         None of the foregoing transactions involved any underwriters, under-writing discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D of the Securities Act of 1933. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All of the recipients had adequate access to information about the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company is a development stage company and had not generated any revenues during the period from May 14, 1999 (date of inception) to December 31, 1999. In order to fund operations through December 31, 1999, the Company has relied on funding raised from sales of the Company's equity securities.

         Operating expenses include sales and marketing costs, general and administrative costs and depreciation and amortization expense. Other income (expense) consists primarily of interest income associated with cash maintained in a money market fund and interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Results of Operations

         Sales and marketing expenses. Sales and marketing expenses consist primarily of advertising and promotional expenses. Sales and marketing expenses were $35,142 for the period from May 14, 1999 (date of inception) through December 31, 1999.

         General and administrative expenses. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters, and web site hosting and update expenses. General and administrative expenses were $577,529 for the period from May 14, 1999 (date of inception) through December 31, 1999.

         Interest income (expense), net. Interest income, net of interest expense was $13,702 for the period from May 14, 1999 (date of inception) through December 31, 1999.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended December 31, 1999. See Note 2 to financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 1999.

Liquidity and Capital Resources

         The Company has financed its operations through the sale of equity securities issued by the Company. The Company had a working capital deficit of $272,437 at December 31, 1999. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full time management personnel and acquire additional office space.

         Net cash used in operating activities was $245,600 during the period from May 14, 1999 (date of inception) through December 31, 1999. The usage of cash is primarily attributable to the net operating loss as well as an increase in prepaid expenses and other assets of $60,301, partially offset by an increase in accounts payable and accrued expenses of $261,770 and an increase in contributed services of $166,000. During the period from May 14, 1999 (date of inception) to December 31, 1999, the Company was in its development stage and did not generate any revenues. During 2000, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

         Net cash used in investing activities was $33,196 during the period from May 14, 1999 (date of inception) to December 31, 1999, representing the purchase of property and equipment.

         Net cash provided by financing activities was $937,425 during the period from May 14, 1999 (date of inception) to December 31, 1999, representing proceeds from issuance of common stock subject to a recession offer of $705,000, proceeds from issuance of common stock of $225,000 and refund due to stockholder of $25,000, partially offset by repayments of long-term obligations of $17,575.

         In May 1999, 22,500,000 shares of common stock of the Company were sold to accredited investors at $.01 per share, for gross proceeds of $225,000. Proceeds were used for web site development and general working capital purposes.

         From June through August 1999, 750,000 shares of common stock of the Company were sold to accredited investors at $1.00 per share, for gross proceeds of $750,000. Proceeds were used for general working capital purposes. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the free share offering may be considered a single offering. If considered a single offering, the exemption from registration that the Company relied on in making the private placement would not be available and the private placement would not be exempt from registration under the federal securities laws. Because of that possibility, the Company has offered to each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them of $1 per share.

         The private placement investors' right to sell their shares to the Company began on August 25, 1999 and will expire on August 25, 2000. To date, two investors accepted the Company's offer to resell their shares and received a refund of the purchase price. If all purchasers in the private placement accept the Company's offer, the Company could havea potential liability of $750,000. If this were to occur, the Company cannot be certain that the Company would have sufficient funds to repurchase the shares that were sold in the private placement.

         The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception and its $750,000 potential liability associated with its private placement raise substantial doubt as to its ability to continue as a going concern. If all of the Company's private placement investors accept the offer to resell their shares, the Company may have to obtain financing for the monies to be refunded to the private placement investors. Even if no other private placement investors request a refund on their purchase price, the Company may need to raise additional capital to fund operations.

         Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from operations as revenues are generated. In particular, as the Company does not expect cash flows from operations to be sufficient in the next twelve months, the Company is considering raising capital either through a private placement or an initial public offering. There can be no assurance that such capital would be raised in sufficient amounts to meet the Company's financial need in the next twelve months.

Year 2000 Statement

         The Company has not incurred any problems as a result of Year 2000 readiness. However, no assurances can be given that the Company's Year 2000 efforts are appropriate, adequate, or complete. In addition, the Company is unable to fully determine the effect of a failure of its own systems or those of any third party with whom it conducts business, but any significant failures could have a material adverse affect on the Company's financial condition, results of operations and cash flows.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

         Name                      Age                Position                           Director Since
         ----                      ---                --------                           --------------

George L. Stuart, Jr.              53       Chief Executive Officer                            N/A

Rakesh K. Sharma, M.D.             42       President and Director                             1999

Jugal K. Taneja                    55       Vice President, Secretary and Director             1999

John P. Seeman                     39       Chief Technology Officer                           N/A

Sanjiv Kapil, M.D.                 31       Vice President                                     N/A

Mahesh Amin, M.D.                  43       Vice President                                     N/A

Umesh Choudhry, M.D.               38       Vice President                                     N/A

Rajinder S. Puri, M.D.             63       Vice President                                     N/A

Venkata Rao Emandi, M.D.           58       Vice President                                     N/A

Francis J. Averill, M.D.           41       Vice President                                     N/A

Martin A. Traber                   53       Director                                           1999

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors


         George L. Stuart, Jr. has been the Company's Chief Executive Officer since December 1, 1999. From July 1997 to December 1999 Mr. Stuart was Vice President and Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, a government relations business development and organizational consulting firm in Tallahassee, Florida. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida's Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. degree from Harvard University's Graduate School of Business.

         John P. Seeman has been the Company's Chief Technology Officer since August 1, 1999. Mr. Seeman was President of All World Network, Inc., an Internet e-commerce development company from September 1994 to August 1999. Mr. Seeman holds a Bachelor of Engineering Technology degree from the University of South Florida and is currently attending the master's program in computer science. Mr. Seeman has been a faculty member at the University of South Florida's Information Science and Decision Systems department lecturing on object-oriented design, database design and programming languages since 1988.

         Rakesh K. Sharma, M.D. is the Company's President and has served on the Board of Directors of the Company since its inception. For the last five years he has been a cardiologist and a member of the medical staffs of several hospitals in the Tampa Bay, Florida area. Dr. Sharma has been on the Board of Directors of Dynamic Health Products, Inc., a Florida corporation that manufactures and packages health products and nutritional supplements, since March 1999.

         Jugal K. Taneja is Secretary and a Vice President of the Company and has served on its Board of Directors since the Company's inception. From November 1991 until December 1998, Mr. Taneja served as the Chairman of the Board and as Chief Executive Officer of NuMED Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMED and National Diagnostics, Inc., are publicly traded companies. Mr. Taneja was Chairman of the Board of DrugMax.com, Inc., a public company engaged in e-commerce, from March 1997 until November 1999 and is currently a Director of that company. In addition, Mr. Taneja is currently serving as the Chairman of the Board of Dynamic Health Products, Inc., a Florida corporation that manufactures and packages health products and nutritional supplements. He has held that position since Dynamic's inception in January 1998.

         Sanjiv Kapil, M.D. is a Vice President of the Company. Dr. Kapil is a rheumatologist and since 1996 has practiced in a multi-specialty group at a clinic in the Tampa Bay, Florida area. From July 1994 to June 1996 he was a Fellow at the University of Washington Medical Center in Seattle, WA.

         Mahesh Amin, M.D. is a Vice President of the Company. Dr. Amin is a cardiologist who has been in private practice in Clearwater, Florida since July 1992.

         Umesh Choudhry, M.D. is a Vice President of the Company. From July 1995 to August 1999, Dr. Choudhry served on the teaching staff at the University of South Florida's College of Medicine. Since July 1998 he has been practicing as a gastroenterologist in Clearwater, Florida.

         Rajinder S. Puri, M.D. is a Vice President of the Company. Dr. Puri is a general practitioner with offices in Lakeland and Winter Haven, Florida. He has been in private practice in Central Florida since January 1981.

         Venkata Rao Emandi, M.D. is a Vice President of the Company. Dr. Emandi is an oncologist in private practice in the Tampa Bay, Florida area. He has been in private practice since June 1983.

         Francis J. Averill, M.D. is a Vice President of the Company. Since July 1991, Dr. Averill has worked as a pulmonologist at the Diagnostic Clinic in Largo, Florida and currently is the director of the intensive care unit at Largo Medical Center.

         Martin A. Traber has served as a Director of the Company since its inception. He has been a partner in the law firm of Foley & Lardner since August, 1994. Prior to joining Foley & Lardner, Mr. Traber was a partner in the law firm of Ardor & Hadden where he served for ten years on the firm's management committee and was national chairman of the business and corporate departments and of the marketing and business development committee. Mr. Traber has over 27 years of experience in corporate finance and securities law.

Section 16(a) Beneficial Ownership Reporting Compliance

         None of the Company's directors or officers and no person who was the beneficial owner of more than ten percent of the Company's common stock have filed a Form 3 as required by Section 16(a) of the Securities and Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation(1)
                                                ----------------------

Name and
Principal Position                          Year     Salary($)      Bonus($)
----------------------------------------------------------------------------

George L. Stuart, Jr., CEO(2)               1999     $10,417        $    -0-

-----------

(1) All employees of the Company including its executive officers, are paid by the Company.

(2) George L. Stuart, Jr. commenced employment with the Company on December 1, 1999.

         Historically, no director of the Company received any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement for reasonable expenses incurred in attending meetings of the Company's Board of Directors.

                        Option Grants in Last Fiscal Year

Individual Grants

                                                 % of
                                Number of        Total
                                Securities      Options
                                Underlying     Granted to     Exercise
                                 Options       Employees      or Base
                                 Granted       in Fiscal       Price       Expiration
       Name                         #            Year          ($/Sh)         Date
--------------------------------------------------------------------------------------

George L. Stuart, Jr.            250,000        83.33%         $1.00       12/02/2002

All other employees               50,000        16.67%         $1.00       01/01/2001

Employment Agreements

         There are currently no Employment Agreements between the Company and its employees. The Company intends to enter into an Employment Agreement with George L. Stuart, Jr., the Company's Chief Executive Officer, for a term of three years commencing on December 1, 1999, which will renew automatically for successive periods of one year after its expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. The salary payable under the agreement will be $125,000 per year.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of December 31, 1999 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                 AMOUNT AND
                                                                  NATURE OF           APPROXIMATE
TITLE OF                    NAME AND ADDRESS                      BENEFICIAL            PERCENT
 CLASS                      OF BENEFICIAL OWNER                  OWNERSHIP(1)           OF CLASS
--------                    -------------------                  ------------         ------------

Common                     Rakesh K. Sharma, M. D.                5,000,000               21.5%
                           1819 Alicia Way
                           Clearwater, FL 33764

Common                     21st Century Health Care Fund          2,500,000               10.8%
                           7270 Sawgrass Point Drive
                           Pinellas Park, FL 33782

Common                     Carnegie Capital, Ltd.                 2,500,000               10.8%
                           7270 Sawgrass Point Drive
                           Pinellas Park, FL 33782

Common                     Brod Living Trust                      2,500,000               10.8%
                           1 Cedar Glen Drive
                           Blairstown, NJ 07825

Common                     Stephen M. Watters                     2,500,000               10.8%
                           6950 Bryan Dairy Road
                           Largo, FL 33777

Common                     Mahesh Amin, M.D.                      1,010,000                4.3%
                           1802 Nottingham Lane
                           Clearwater, FL 33764

Common                     Rajinder S. Puri, M.D.                 1,000,000                4.3%
                           1209 Lakepoint Terrace
                           Lakeland, FL 33813

Common                     Sanjiv Kapil, M.D.                     1,000,000                4.3%
                           207 S. Coolidge Avenue
                           Tampa, FL 33609

Common                     Umesh Choudry, M.D.                      500,000                2.2%
                           7920 Oliver Road
                           Largo, FL 33777

Common                     Francis Averill, M.D.                    500,000                2.2%
                           2140 Long Bow Lane
                           Clearwater, FL 33764

Common                     Venkata Rao Emandi, M.D.                  35,000                *
                           5723 West Shore Drive
                           New Port Richey, FL 34652

Common                     Jugal K. Taneja (2)                    5,900,000                25.4%
                           7270 Sawgrass Point Drive
                           Pinellas Park, FL 33782

Common                     Martin A. Traber                         -0-                    -0-
                           Foley & Lardner
                           100 North Tampa Street, 27th Floor
                           Tampa, FL 33602




Common                     All officers and directors as
                           a group (9 persons)                   14,945,000                64.3%

------------------------
    *Less than one percent


 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(2) Includes 5,000,000 shares beneficially owned: (i) 2,500,000 shares owned by 21st Century Health Care Fund and (ii) 2,500,000 shares owned by Carnegie Capital, Ltd. Mr. Taneja is the general partner of both 21st Century Health Care Fund and Carnegie Capital, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company does not have a policy with regards to entering into transactions with affiliates.

         The Company's operations were previously located at facilities located at 6950 Bryan Dairy Rd., Largo, FL 33777, owned by Dynamic Health Products, Inc. Jugal K. Taneja, who is a Vice President, Secretary and a Director of the Company, is the beneficial owner of approximately 40.2% of the shares of Dynamic Health Products, Inc. Also, Dr. Sharma, who is President and a Director of the Company, is on the Board of Directors of Dynamic Health Products, Inc. No rent was charged for the Company's use of the facilities during its initial development phase. On September 1, 1999, the Company moved its operations to new office space located at 6925 112th Circle North, Suite 101, Largo, Florida 33773.

         The Company's legal counsel is Foley & Lardner. Martin A. Traber is a partner at Foley & Lardner, as well as a Director of the Company.

                                    PART IV


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         See pages F-1 through F-12.

(a)(2)  Financial Statement Schedules.

         Schedules not listed in the index to the financial statements included in Part II, Item 7, have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(a)(3) Exhibits.

         The following exhibits are filed with this report:

3.1      Articles of Incorporation of DoctorsChat.com, Inc., filed April 15,
         1999.(1)

3.2 Articles of Amendment to Articles of Incorporation of DoctorsChat.com, Inc., dated May 12, 1999, filed May 13, 1999.(1)

10.1 Lease Agreement between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated August 17, 1999.(1)

10.2 Lease Addendum between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated January 20, 2000.

27.1     Financial Data Schedule (for SEC use only).

------------

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration Statement No. 333-80475.

 (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DOCTORSURF.COM, INC.

Dated: March 30, 2000                  By: /s/ George L. Stuart, Jr.
                                          --------------------------------------
                                           George L. Stuart, Jr., Chief
                                           Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                             Date
---------                            -----                             -----

/s/ Rakesh Sharma, M. D.           President,                     March 30, 2000
----------------------------       and Director
Rakesh Sharma, M. D.

/s/ Jugal K. Taneja                Vice President,                March 30, 2000
----------------------------       and Director
Jugal K. Taneja

/s/ George L. Stuart, Jr.          Chief Executive Officer        March 30, 2000
----------------------------
George L. Stuart, Jr.

                              DOCTORSURF.COM, INC.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Independent Auditors' Report                                                 F-2

Balance Sheet as of December 31, 1999                                        F-3

Statement of Operations for the period from May 14, 1999
     (date of inception) to December 31, 1999                                F-4

Statement of Shareholders' Deficiency for the period from May 14, 1999
     (date of inception) to December 31, 1999                                F-5

Statement of Cash Flows for the period from May 14, 1999
     (date of inception ) to December 31, 1999                               F-6

Notes to Financial Statements                                                F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of DoctorSurf.com, Inc.:

We have audited the accompanying balance sheet of DoctorSurf.com, Inc. (a development stage company) (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' deficiency and cash flows for the period from May 14, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the period from May 14, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development and management of an Internet site. As discussed in Notes 2 and 5 to the financial statements, the Company's operating loss since inception and the contingency surrounding equity shares issued as part of the Private Placement Memorandum raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
March 7, 2000

DoctorSurf.com, Inc.
(A Development Stage Company)

BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------


ASSETS

Cash and cash equivalents                                          $    658,629
Prepaid and other assets                                                 86,121
                                                                    -----------

           Total current assets                                         744,750

PROPERTY AND EQUIPMENT - Net                                             82,023
                                                                    -----------

TOTAL ASSETS                                                       $    826,773
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                              $    261,770
Current portion of long-term obligations                                 25,417
Common stock subject to recission offer - $.01 par value,
  750,000 shares issued and outstanding (Notes 5 and 7)                 750,000
Subscription receivable                                                 (45,000)
Obligation to potential stockholder (Note 5)                             25,000
                                                                    -----------

           Total current liabilities                                  1,017,187

LONG-TERM OBLIGATIONS - Less current portion                             35,949
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.01 par value - 5,000,000 shares
    authorized; no shares issued or outstanding                               -
  Common stock, $.01 par value - 95,000,000 shares
    authorized; 22,500,000 shares issued and outstanding                225,000
  Additional paid-in capital                                            166,000
  Deficit accumulated during the development stage                     (617,363)
                                                                    -----------

           Total                                                       (226,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    826,773
                                                                    ===========


See notes to financial statements.

DoctorSurf.com, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS
PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


OPERATING EXPENSES:
  Sales and marketing                                          $     35,142
  General and administrative                                        592,529
  Depreciation and amortization                                       4,294
                                                                -----------

           Total operating expenses                                 631,965

OTHER (INCOME) EXPENSE:
  Interest income                                                   (16,626)
  Other income                                                         (900)
  Interest expense                                                    2,924
                                                                -----------

           Total other income                                       (14,602)

NET LOSS                                                       $    617,363
                                                                ===========

NET LOSS PER COMMON SHARE:
  Basic                                                        $       0.03
                                                                ===========

  Diluted                                                      $       0.03
                                                                ===========

  Weighted average shares outstanding                            22,500,000


See notes to financial statements

DoctorSurf.com, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------



                                                                                                     Deficit
                                                                                                    Accumulated
                                        Preferred Stock            Common Stock        Additional     During
                                      --------------------   ---------------------      Paid-in     Development
                                        Shares    Amount       Shares       Amount      Capital        Stage           Total

INITIAL ISSUANCE OF COMMON
  STOCK, MAY 14, 1999 (Note 1)            -       $ -        22,500,000    $ 225,000    $    -       $     -        $  225,000

  Contributed services (Note 2)           -         -              -            -         166,000          -           166,000

  Net loss                                -         -              -            -            -         (617,363)      (617,363)
                                        ------    ------     ----------    ---------    ---------    -----------    -----------

BALANCES, DECEMBER 31, 1999               -       $ -        22,500,000    $ 225,000    $ 166,000    $ (617,363)    $ (226,363)
                                        ======    ======     ==========    =========    =========    ===========    ===========


See notes to financial statements.

DoctorSurf.com, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (617,363)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization expense                                            4,294
    Contributed services (Note 2)                                                  166,000
    Increase in prepaid and other assets                                           (60,301)
    Increase in accounts payable and accrued expenses                              261,770
                                                                                 ---------

           Net cash used in operating activities                                  (245,600)
                                                                                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                                              (33,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations                                               (17,575)
  Proceeds from common stock subject to recission offer (Note 5)                   705,000
  Proceeds from issuance of common stock                                           225,000
  Refund due to stockholder (Note 5)                                                25,000
                                                                                 ---------

           Net cash provided by financing activities                               937,425
                                                                                 ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          658,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -
                                                                                         -

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  658,629
                                                                                 =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $    2,513
  Cash paid during the period for income taxes                                  $        -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Issuance of common stock for subscription receivable                        $   45,000
    Long-term obligation for capital lease incurred for
      purchase of property and equipment                                        $   53,121
    Short-term obligation incurred for prepaid insurance policy                 $   25,820


See notes to financial statements.

DoctorSurf.com, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.    ORGANIZATION AND NATURE OF BUSINESS

      DoctorSurf.com, Inc. (the "Company") was formed pursuant to the Florida Business Corporation Act on April 15, 1999. On May 14, 1999, 22.5 million common shares of the Company were sold in exchange for $225,000 (see Note
      5). The Company was incorporated to provide a premier Internet web site for doctors that is dedicated to doctor education, communication, and information exchange using state-of-the-art technology, security, doctor authentication, and a combination of Internet protocols. The Company activated its web site during the first quarter of 2000. The Company's fiscal year-end is December 31. During 1999, the Company filed a registration statement on Form SB-2 for the issuance of 25,000,000 shares of common stock (see Note 7).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company is a development stage enterprise, which has yet to generate revenues to support further operations. Certain shareholders of the Company have contributed their personal services to the Company. The value of these services for the period ended December 31, 1999 has been estimated to be $166,000 and has been recorded as compensation expense in the accompanying statement of operations. In order to fund operations to date, the Company has relied on funding raised from sales of the Company's equity securities. The Company's operating losses since inception and the contingency surrounding equity shares issued as part of the Private Placement Memorandum (see Notes 5 and 7) raise substantial doubt about its ability to continue as a going concern.

      The Company's success is dependent upon its ability to raise additional, sufficient investment capital to support the design and implementation of viable Internet web sites, thereby generating revenues to continue to fund operations. Management is considering raising capital either through a private placement or an initial public offering.

      The Company is subject to the risks and difficulties experienced by any new Internet-based business, such as limited operating history, competition, potential inability to locate Internet service providers and possible changes in domestic and foreign government regulation which may affect the acceptability of the Company's product by customers. Ultimately, the attainment of profitable operations is dependent upon future events including achieving a level of sales to support the Company's cost structure.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.

      Prepaid and Other Assets - Expense items of a nature that will benefit future periods are charged to prepaid and other assets and are amortized over the respective periods.

      Subscription Receivable - On June 21, 1999, in connection with the Private Placement Memorandum (see Note 5), the Company entered into a stock subscription agreement with an individual to sell 70,000 shares of the Company's common stock at a purchase price of $1 per share. The Company received $25,000 cash and a subscription receivable for $45,000. The receivable balance at December 31, 1999 was $45,000 (see Note 6).

      Property and Equipment - Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (ranging from three to seven years). Leasehold improvements and equipment under capital leases are amortized over the lives of the respective leases, inclusive of bargain renewal options, or the service lives of the assets, whichever is shorter. Accelerated methods are used for tax depreciation.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reported period. Actual results could differ from those estimates.

      Income Taxes - The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Under SFAS No. 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

      The Company has a gross deferred tax asset as of December 31, 1999 of approximately $225,000. This asset is comprised of the potential future tax benefit of its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation allowance has been established by management against the gross deferred tax asset, as it is more likely than not that the deferred tax asset will not be realized.

      Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying values of assets and liabilities approximate their fair values either because of their short-term nature or based upon their interest rates, which approximate market interest rates. .

      Concentration of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash. The Company maintains its cash in deposit accounts with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      Stock-Based Compensation - The Company has adopted only the disclosure provisions of SFAS No. 123) ("SFAS No. 123"), Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note 6.

      Loss per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution of securities that could share in the loss. The 750,000 shares of common stock subject to the recission offer have been excluded from both the basic and diluted loss per common share computations because these shares are treated as a liability by the Company.

      Costs of Start-Up Activities- The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The standard provides guidance on the financial reporting costs for start-up costs and organization costs. This standard requires cost of start-up and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company accounts for start-up costs and organization costs in accordance with SOP No. 98-5.

      Software Development Costs - In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 states that for software obtained or developed for internal use, computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs to develop internal use computer software during the application development stage should be capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. SOP No. 98-1 also provides that these capitalized development costs should be amortized in a systematic and rational manner over the estimated useful life of the software. Training and maintenance costs incurred during the post-implementation operating stage should be expensed as incurred. This statement is effective for financial statement periods ending after December 15, 1999. The Company accounts for software development costs in accordance with SOP No. 98-1.

      Derivative Financial Instruments - In June 1998, the FASB issued SFAS No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Such standard requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 133 will have on the Company's financial statements.

3.    PROPERTY AND EQUIPMENT

      At December 31, 1999, property and equipment consist of the following:

          Office equipment                                             $  3,632
          Computer equipment                                             25,503
          Equipment under capital leases                                 53,121
          Furniture and fixtures                                          2,991
          Leasehold improvements                                          1,070
                                                                        -------

                                                                         86,317
          Less accumulated depreciation and amortization                 (4,294)

          Total                                                        $ 82,023
                                                                        =======

      Depreciation and amortization expense for the period from May 14, 1999 (date of inception) to December 31, 1999 was $4,294.

4.    LONG-TERM OBLIGATIONS

      At December 31, 1999, long-term obligations consist of the following:

          Computer equipment under capital lease - $53,121 original
           principal balance, bearing interest at 17.97% per annum;
           monthly principal and interest payments of $1,930; maturing
           in November 2002; collateralized by the equipment                    $ 51,131

          Loan payable to credit company - $25,820 original principal balance, bearing interest at 9.58% per annum; monthly
           principal and interest payments of $2,096; maturing
           in June 2000.                                                          10,235

                                                                                  61,366
          Less current portion of long-term debt                                  25,417
                                                                                 -------

                                                                                $ 35,949
                                                                                 =======

5.    COMMITMENTS AND CONTINGENCIES

      On May 14, 1999, the Company received $25,000 from an investor for the purchase of 2,500,000 common shares of the Company. A stock certificate for the 2,500,000 common shares was not issued to this investor as the Company had requested certain information from the investor to ensure that they were accredited. If the investor was not accredited, the Company would have to refund the $25,000. As of December 31, 1999, the Company is still awaiting certain information from this investor and, accordingly, the $25,000 has been recorded in the accompanying balance sheet as an obligation to a potential stockholder. Additionally, the 2,500,000 common shares are not reflected in the issued and outstanding number of common shares as of December 31, 1999.

      Pursuant to a Private Placement Memorandum dated June 1999 (the "Placement"), the Company offered 750,000 shares of the Company's common stock for $1 per share. As of December 31, 1999, all of the 750,000 shares offered had been sold. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1. As such, the proceeds from the issuance of the 750,000 shares of common stock have been classified outside of equity in the accompanying balance sheet under the caption Common Stock Subject to Recission Offer. As of December 31, 1999, two investors have requested refunds of a total of 35,000 shares (see Note 7).

      In November 1999, the Company entered into an agreement with accounting professionals, whereby these professionals will assist the Company in the preparation of financial statement projections and the Company's business plan. Estimated fees under this agreement are $120,000 to be paid in three $20,000 installments and three issuances of 20,000 shares of common stock of the Company. As of December 31, 1999, the Company had paid $20,000 and had accrued another $20,000 for professional services rendered under this agreement.

      The Company leases office space under the terms of a one-year operating lease terminating in August 2000. This lease is renewable at the option of the Company for an additional one-year term. The stipulated monthly rental payment is $1,200, plus applicable sales tax (see Note 7).

6.    STOCK OPTIONS

      During the period from May 14, 1999 (date of inception) through December 31, 1999, the Company granted stock options to certain employees and the Chief Executive Officer ("CEO"). The CEO was granted 250,000 stock options according to the terms of an employment agreement; 100,000 of these options vested on December 1, 1999 (effective hiring date per employment agreement) and the remaining 150,000 stock options vest evenly over a three-year period. These options expire on December 1, 2003. An additional 50,000 stock options were granted to certain employees on December 31, 1999. These options vested immediately and expire on January 1, 2001. As of December 31, 1999, 150,000 options are exercisable. All options have an exercise price at their grant date of $1, which equals the market price of the stock at that time. As of December 31, 1999, none of the stock options have been exercised.

                                                                                     Weighted
                                                                                     Average
                                                                       Number of     Exercise
          Incentive Stock Options                                       Shares        Price

          Outstanding May 14, 1999 (date of inception)                     -

            Granted                                                     300,000
            Exercised                                                      -
            Forfeited                                                      -
                                                                       --------

          Outstanding December 31, 1999                                 300,000       $ 1.00
                                                                       ========        =====

      The Company applies APB No. 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options granted to employees because the estimated price equaled the fair market value on the date of the grant. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have increased as follows for the period ended December 31, 1999:

                                                                    Net Loss
                                                      Net Loss      Per Share

          As reported                                $ (602,363)     $ 0.03
          Pro forma                                  $ (647,682)     $ 0.03

      The weighted-average fair value of options granted in 1999 was $1.00. The estimated fair value was determined using the minimum value method with the following weighted-average assumptions used for grants in 1999:

          Dividend yield                                      0.00 %
          Option term - CEO                                  3 years
          Option term - others                                1 year
          Expected volatility - CEO                              0 %
          Expected volatility - others                           0 %
          Risk-free interest rate - CEO                        6.3 %
          Risk-free interest rate - others                     6.0 %

7.    SUBSEQUENT EVENTS

      In January 2000, $10,000 of the subscription receivable was satisfied for cash. The remaining $35,000 subscription receivable was terminated and the related shares (35,000 shares) were sold to other independent investors for $35,000 in cash.

      In January 2000, the Company entered into a lease amendment agreeing to lease an additional 1,100 square feet of office space. The additional monthly rental payment is $4,400. In addition, the commencement date of the original lease (see Note 5) will be changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

      During January 2000, the two investors requesting refunds for shares purchased in conjunction with the Placement (see Note 5) were paid $35,000 for their 35,000 shares. These shares were subsequently reissued to new investors for $1 per share.

      On March 7, 2000, the registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission (the "SEC") in select states. The 25,000,000 shares of common stock registered thereunder are approved for issuance in the states of California, Louisiana, and Georgia. Approval for issuance in additional states is pending from the SEC. Pursuant to the Company's marketing plan, these registered shares will be issued at no cost to doctors who become secured members on the Company's web site. The fair market value of these shares will be charged to operations as promotion costs at the time of their issuance.

                                     ******