Form 10QSB
period 2000-03-31
DOCTORSURF COM INC
filed 2000-05-15
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended March 31, 2000

                                       or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28097


                              DOCTORSURF.COM, INC.
        (Exact name of small business issuer as specified in its charter)


        STATE OF FLORIDA                                  59-3569844
        ----------------                                  ----------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)


            6925 112th Circle North, Suite 101, Largo, Florida 33773
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (727) 546-6476


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of May 12, 2000 was 22,570,000.

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31,          December 31,
                                                                               2000                 1999
                                                                            -----------         ------------
                                                                            (Unaudited)           (Audited)

ASSETS

Current assets:
      Cash and cash equivalents                                           $     745,181        $    658,629
      Prepaid and other assets                                                  171,190              86,121
                                                                          -------------        -------------
Total current assets                                                            916,371             744,750

Property and equipment, net                                                     123,097              82,023
                                                                          -------------        -------------

Total assets                                                              $   1,039,468        $    826,773
                                                                          =============        =============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable and accrued expenses                              $      385,018        $    261,770
      Current portion of long-term obligations                                   18,800              25,417
      Common stock subject to rescission offer - $.01 par value,
        750,000 shares issued and outstanding                                   750,000             750,000
      Subscription receivable                                                         -             (45,000)
      Obligation to potential stockholder                                             -              25,000
                                                                          -------------        -------------
Total current liabilities                                                     1,153,818           1,017,187
                                                                          -------------        -------------

Long-term obligations, less current portion                                      31,710              35,949

Minority interest                                                               385,747                   -

Commitments and contingencies

Stockholders' deficiency:
      Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no preferred shares issued or outstanding                                     -                   -
      Common stock, $.01 par value; 95,000,000 shares authorized;
        22,570,000 and 22,500,000 shares issued and outstanding                 225,700             225,000
      Additional paid-in capital                                                280,250             166,000
      Deficit accumulated during the development stage                       (1,037,757)           (617,363)
                                                                          -------------        -------------
Total stockholders' deficiency                                                 (531,807)           (226,363)
                                                                          -------------        -------------

Total liabilities and stockholders' deficiency                            $   1,039,468        $    826,773
                                                                          =============        =============



     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                                                 For The Period
                                                                                                From May 14, 1999
                                                                    Three Months Ended         (Date Of Inception)
                                                                         March 31,              Through March 31,
                                                                           2000                       2000
                                                                    ------------------         ------------------

Operating expenses:
     Sales and marketing                                               $     69,529            $       104,671
     General and administrative                                             349,874                    942,403
     Depreciation and amortization                                            5,729                     10,023
                                                                    ------------------         ------------------
Total operating expenses                                                    425,132                  1,057,097
                                                                    ------------------         ------------------


Other (income) expense:
     Interest income                                                         (7,404)                   (24,030)
     Other income                                                            (1,370)                    (2,270)
     Interest expense                                                         3,539                      6,463
                                                                    ------------------         ------------------
Total other income                                                           (5,235)                   (19,837)
                                                                    ------------------         ------------------

Income attributable to minority interest                                        497                        497
                                                                    ------------------         ------------------

Net loss                                                               $   (420,394)           $    (1,037,757)
                                                                    ==================         ==================


Basic and diluted net loss per share                                   $      (0.02)           $         (0.05)
                                                                    ==================         ==================

Basic and diluted weighted average number of
     common shares outstanding                                           22,500,000                 22,500,000
                                                                    ==================         ==================


     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                      For The Period
                                                                                                     From May 14, 1999
                                                                               Three Months Ended   (Date Of Inception)
                                                                                   March 31,         Through March 31,
                                                                                     2000                 2000
                                                                               ------------------   -------------------

Cash flows from operating activities:
      Net loss                                                                  $    (420,394)      $      (1,037,757)

      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                                 5,729                  10,023
          Minority interest                                                           385,747                 385,747
          Contributed services                                                         44,950                 210,950
          Issuance of common stock for services                                        70,000                  70,000
          Changes in operating assets and liabilities:
              Increase in prepaid and other assets                                    (85,069)               (145,370)
              Increase in accounts payable and accrued expenses                       123,248                 385,018
                                                                               ------------------   -------------------
Net cash provided by (used in) operating activities                                   124,211                (121,389)
                                                                               ------------------   -------------------

Cash flows from investing activities -
      Purchases of property and equipment                                             (46,803)                (79,999)
                                                                               ------------------   -------------------

Cash flows from financing activities:
      Repayment of long-term obligations                                              (10,856)                (28,431)
      Repayment of obligation to potential stockholder                                (25,000)                      -
      Payment for common stock rescinded                                              (35,000)                      -
      Refund due to stockholder                                                             -                       -
      Proceeds from issuance of common stock                                                -                 225,000
      Proceeds from issuance of common stock subject to rescission offer               70,000                 750,000
      Proceeds from subscription receivable                                            10,000                       -
                                                                               ------------------   -------------------
Net cash provided by financing activities                                               9,144                 946,569
                                                                               ------------------   -------------------

Net increase in cash and cash equivalents                                              86,552                 745,181

Cash and cash equivalents, beginning of period                                        658,629                       -
                                                                               ------------------   -------------------

Cash and cash equivalents, end of period                                        $     745,181       $         745,181
                                                                               ==================   ===================

Supplemental disclosures of cash flow information:
                                                                               ==================   ===================
      Cash paid during the period for interest                                  $       3,539       $           6,052
      Cash paid during the period for income taxes                              $           -       $               -
                                                                               ==================   ===================

Supplemental disclosures of noncash investing and financing activities:
      Issuance of common stock for subscription receivable                      $           -       $          45,000
                                                                               ==================   ===================
      Cancellation of common stock issued for subscription receivable           $      35,000       $          35,000
                                                                               ==================   ===================
      Long-term obligation for capital lease incurred for
          purchase of property and equipment                                    $           -       $          53,121
                                                                               ==================   ===================
      Short-term obligation incurred for prepaid insurance policy               $           -       $          25,820
                                                                               ==================   ===================




     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        Notes To Condensed Consolidated Financial Statements (Unaudited)
                    For The Three Months Ended March 31, 2000


NOTE A-BASIS OF PRESENTATION


         The accompanying condensed consolidated financial statements include the accounts of DoctorSurf.com, Inc. and its subsidiary Emc911.com, Inc.
(collectively the "Company").   All intercompany balances and transactions have
been eliminated.

         On January 27, 2000, the Company formed Emc911.com, Inc. ("Emc911"), as a Florida corporation, as a subsidiary of the Company, to engage in the business of development and marketing of an emergency medical card. During the three months ended March 31, 2000, 1,541,000 shares of common stock, $.001 par value, of Emc911 were sold to investors at $.25 per share, for gross proceeds of $385,250. As of March 31, 2000, there were 3,541,000 shares of common stock of Emc911 issued and outstanding, of which the Company owned 2,000,000 shares.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the period from May 14, 1999 (date of inception) to December 31, 1999.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company is a development stage enterpirse, which has yet to generate revenues to support further operations. Certain shareholders of the Company have contributed their personal services to the Company. The value of these services for the three month period ended March 31, 2000 has been estimated to be $44,950 and has been recorded as compensation expense in the accompanying condensed consolidated statement of operations. In order to fund operations to date, the Company has relied on funding raised from sales of the Company's equity securities. The Company has incurred operating losses since inception and the contingency surrounding equity shares issued as part of the Private Placement Memorandum (see Note C) raises substantial doubt about its ability to continue as a going concern.

NOTE B-INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

         The Company has a gross deferred tax asset as of March 31, 2000 that is comprised of the potential future tax benefit of its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation allowance has been established by management against the gross deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

NOTE C-COMMITMENTS

         Pursuant to a Private Placement Memorandum dated June 1999 (the "Placement"), the Company offered 750,000 shares of the Company's common stock for $1 per share. As of March 31, 2000, all of the 750,000 shares offered had been sold. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1. As such, the proceeds from the issuance of the 750,000 shares of common stock have been classified outside of equity in the accompanying condensed consolidated balance sheet under the caption Common Stock Subject to Rescission Offer. During January 2000, two investors who had requested refunds for shares purchased in conjunction with the Placement were paid $35,000 for their 35,000 shares. These shares were subsequently reissued to new investors for $1 per share.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expires on August 31, 2000 and is renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. In January 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $4,400. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

NOTE D-SIGNIFICANT EVENTS

         On March 7, 2000, the Company's registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission (the "SEC") in select states. The 25,000,000 shares of common stock registered thereunder are approved for issuance in the states of California, Louisiana, and Georgia. Approval for issuance in additional states is pending from the SEC. Pursuant to the Company's marketing plan, these registered shares will be issued at no cost to doctors who become secured members on the Company's web site. The fair market value of these shares will be charged to operations as promotion costs at the time of their issuance.

         On April 24, 2000, the Company issued a Confidential Private Placement Memorandum for the sale of up to 4,000,000 shares of Series A Preferred Stock at $2.50 per share. As of May 15, 2000, no shares under the Private Placement Memorandum had been offered to investors.

NOTE E-EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Company is a development stage company and has not generated any revenue since its inception on May 14, 1999 through March 31, 2000. In order to fund its operations through March 31, 2000, the Company has relied on funding raised from sales of the Company's equity securities.

         The Company develops, designs, programs and hosts an Internet web site for doctors. The Company's web site address is www.DoctorSurf.com. The Company web site became fully operational during the three months ended March 31, 2000.

         Operating expenses include sales and marketing costs, general and administrative costs and depreciation and amortization expense. Other income (expense) consists primarily of interest income associated with cash maintained in a money market fund and interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Results of Operations

         Sales and marketing expenses. Sales and marketing expenses consist primarily of advertising and promotional expenses. Sales and marketing expenses were $69,529 for the three months ended March 31, 2000.

         General and administrative expenses. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters, and web site hosting and update expenses. General and administrative expenses were $349,874 for the three months ended March 31, 2000.

         Interest income (expense), net. Interest income, net of interest expense was $3,865 for the three months ended March 31, 2000.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended December 31, 2000. See Note B to the condensed consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in the three months ended March 31, 2000.

Liquidity and Capital Resources

         The Company has financed its operations through the sale of equity securities issued by the Company. The Company had a working capital deficit of $237,447 at March 31, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months.

         Net cash provided by operating activities was $124,211 during for the three months ended March 31, 2000. Cash provided was attributable to the net operating loss as well as an increase in minority interest $385,747, an increase in contributed services $44,950, an increase in issuance of common stock for services of $70,000, an increase in accounts payable and accrued expenses $123,248, partially offset by an increase in prepaid and other assets of $85,069. During the three months ended March 31, 2000 the Company was in its development stage and did not generate any revenues. During 2000, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

         Net cash used in investing activities was $46,803 during the three months ended March 31, 2000, representing the purchase of property and equipment.

         Net cash provided by financing activities was $9,144 during the three months ended March 31, 2000, representing proceeds from issuance of common stock subject to a rescission offer of $70,000, proceeds from a subscription receivable of $10,000, partially offset by repayments of long-term obligations of $10,856, repayment of obligation to potential stockholder of $25,000 and payment of common stock rescinded of $35,000.

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

         The private placement investors' right to sell their shares to the Company began on August 25, 1999 and will expire on August 25, 2000. To date, two investors accepted the Company's offer to resell their shares and received a refund of the purchase price. If all purchasers in the private placement accept the Company's offer, the Company could have a potential liability of $750,000. If this were to occur, the Company cannot be certain that the Company would have sufficient funds to repurchase the shares that were sold in the private placement.

         The Company's condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception and its $750,000 potential liability associated with its private placement raise substantial doubt as to its ability to continue as a going concern. If all of the Company's private placement investors accept the offer to resell their shares, the Company may have to obtain financing for the monies to be refunded to the private placement investors. Even if no other private placement investors request a refund on their purchase price, the Company may need to raise additional capital to fund operations.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expires on August 31, 2000 and is renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. On January 20, 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $4,400. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

         On January 27, 2000, the Company formed Emc911.com, Inc. ("Emc911"), as a Florida corporation, as a subsidiary of the Company, to engage in the business of development and marketing of an emergency medical card. During the three months ended March 31, 2000, 1,541,000 shares of common stock, $.001 par value, of Emc911 were sold to investors at $.25 per share, for gross proceeds of $385,250. As of March 31, 2000, there were 3,541,000 shares of common stock of Emc911 issued and outstanding, of which the Company owned 2,000,000 shares.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. - Not applicable.

Item 4. - Not applicable.

Item 5. OTHER INFORMATION.

         On March 7, 2000, the Company's registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission in certain states. The 25,000,000 shares of common stock registered thereunder are approved for issuance in the states of California, Georgia and Louisiana. Approval for issuance in additional states is pending. Pursuant to the Company's marketing plan, these registered shares will be issued at no cost to doctors who become members of the Company's web site. Doctors may become members and participate fully in the web site even if they do not wish to receive shares in the free stock offering.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:


10.1 Lease Addendum between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc. dated January 20, 2000.(1)


23.1     List of Subsidiaries.


27.1     Financial Data Schedule (for SEC use only).
-------

         (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       DoctorSurf.com, Inc.


Date:  May 15, 2000                    By: /s/George L. Stuart, Jr.
                                          --------------------------------------
                                           George L. Stuart, Jr.
                                           Chief Executive Officer,
                                              and Director