Form 10QSB
period 2000-06-30
DOCTORSURF COM INC
filed 2000-08-18
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended June 30, 2000

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


            6925 112th Circle North, Suite 101, Largo, Florida 33773
            --------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


         Issuer's telephone number, including area code: (727) 546-6476


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 14, 2000 was 22,570,000.

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      June 30,            December 31,
                                                                        2000                  1999
                                                                    ----------------      ----------------
                                                                      (Unaudited)            (Audited)

ASSETS

Current assets:
     Cash and cash equivalents                                      $       448,328       $       658,629
     Restricted cash held in escrow                                         251,147                     -
     Prepaid and other assets                                               219,528                86,121
                                                                    ----------------      ----------------
Total current assets                                                        919,003               744,750

Property and equipment, net                                                 136,952                82,023
                                                                    ----------------      ----------------

Total assets                                                        $     1,055,955       $       826,773
                                                                    ================      ================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                               $       383,171       $       174,417
     Accrued expenses                                                        53,740                87,353
     Other payables                                                         250,000                     -
     Current portion of long-term obligations                                17,853                25,417
     Common stock subject to rescission offer - $.01 par
       value, 750,000 shares issued and outstanding                         750,000               750,000
     Subscription receivable                                                      -               (45,000)
     Obligation to potential stockholder                                          -                25,000
                                                                   ----------------      ----------------
Total current liabilities                                                 1,454,764             1,017,187
                                                                   ----------------      ----------------

Long-term obligations, less current portion                                  27,279                35,949

Minority interest                                                           335,014                     -

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized; no preferred shares issued or outstanding                      -                     -
     Common stock, $.01 par value; 95,000,000 shares authorized;
       22,570,000 and 22,500,000 shares issued and outstanding              225,700               225,000
     Additional paid-in capital                                             279,750               166,000
     Deficit accumulated during the development stage                   (1,266,552)             (617,363)
                                                                   ----------------      ----------------
Total stockholders' deficiency                                             (761,102)             (226,363)
                                                                   ----------------      ----------------
 Total liabilities and stockholders' deficiency                     $     1,055,955       $       826,773
                                                                   ================      ================



     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                                                                For The Period
                                                                                                               From May 14, 1999
                                                          Three Months Ended          Six Months Ended        (Date Of Inception)
                                                               June 30,                   June 30,             Through June 30,
                                                                 2000                       2000                     2000
                                                      ------------------------   -----------------------   ----------------------

Operating expenses:
     Sales and marketing                               $               60,798    $              130,327    $             165,469
     General and administrative                                       283,171                   633,045                1,225,573
     Depreciation and amortization                                     12,065                    17,794                   22,088
                                                      ------------------------   -----------------------   ----------------------
Total operating expenses                                              356,034                   781,166                1,413,130
                                                      ------------------------   -----------------------   ----------------------


Other (income) expense:
     Interest income                                                   (6,791)                  (14,195)                 (30,821)
     Other income                                                      (7,550)                   (8,920)                  (9,820)
     Interest expense                                                   2,780                     6,319                    9,243
                                                      ------------------------   -----------------------   ----------------------
Total other income                                                    (11,561)                  (16,796)                 (31,398)
                                                      ------------------------   -----------------------   ----------------------

Loss attributable to minority interest                               (115,677)                 (115,180)                (115,180)
                                                      ------------------------   -----------------------   ----------------------

Net loss                                               $             (228,796)   $             (649,190)   $          (1,266,552)
                                                      ========================   =======================   ======================


Basic and diluted net loss per share                   $                (0.01)   $                (0.03)   $               (0.06)
                                                      ========================   =======================   ======================

Basic and diluted weighted average number of
     common shares outstanding                                     22,570,000                22,535,000               22,515,350
                                                      ========================   =======================   ======================




     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     For The Period
                                                                                    From May 14, 1999
                                                               Six Months Ended     (Date Of Inception)
                                                                   June 30,         Through June 30,
                                                                     2000                 2000
                                                              --------------------  ------------------

Cash flows from operating activities:
     Net loss                                                 $          (649,190)  $      (1,266,552)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                      17,794              22,088
        Minority interest                                                 335,014             335,014
        Contributed services                                               44,950             210,950
        Issuance of common stock for services                              70,000              70,000
        Changes in operating assets and liabilities:
            Increase in prepaid and other assets                         (133,407)           (193,708)
            Increase in accounts payable                                  208,754             383,171
            Increase (decrease) in accrued expenses                       (33,613)             53,740
                                                              --------------------  ------------------
Net cash used in operating activities                                    (139,698)           (385,297)
                                                              --------------------  ------------------

Cash flows from investing activities -
     Purchases of property and equipment                                  (73,222)           (106,419)
                                                              --------------------  ------------------

Cash flows from financing activities:
     Repayment of long-term obligations                                   (16,234)            (33,809)
     Repayment of obligation to potential stockholder                     (25,000)                  -
     Payment for common stock rescinded                                   (35,000)                  -
     Refund due to stockholder                                                  -                   -
     Proceeds from issuance of other payables                             250,000             250,000
     Restricted cash held in escrow for payment of
       other payables                                                    (251,147)           (251,147)
     Proceeds from issuance of common stock                                     -             225,000
     Proceeds from issuance of common stock subject
       to rescission offer                                                 70,000             750,000
     Proceeds from subscription receivable                                 10,000                   -
                                                              --------------------  ------------------
Net cash provided by financing activities                                   2,619             940,044
                                                              --------------------  ------------------


Net increase in cash and cash equivalents                                (210,301)            448,328

Cash and cash equivalents, beginning of period                            658,629                   -
                                                              --------------------  ------------------

Cash and cash equivalents, end of period                       $          448,328    $        448,328
                                                              ====================  ==================


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                 $             4,312   $           6,824
                                                              ====================  ==================
     Cash paid during the period for income taxes             $                 -   $               -
                                                              ====================  ==================

Supplemental disclosures of noncash investing and
  financing activities:
     Issuance of common stock for subscription receivable     $                 -   $          45,000
                                                              ====================  ==================
     Cancellation of common stock issued for
       subscription rece$vable                                             35,000   $          35,000
                                                              ====================  ==================
     Long-term obligation for capital lease incurred for
        purchase of property and equipment                    $                 -   $          53,121
                                                              ====================  ==================
     Short-term obligation incurred for prepaid
       insurance policy                                       $                 -   $          25,820
                                                              ====================  ==================

     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        Notes To Condensed Consolidated Financial Statements (Unaudited)
             For the Three Months and Six Months Ended June 30, 2000

NOTE A-BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DoctorSurf.com, Inc. and its subsidiary Emc911.com, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         On January 27, 2000, the Company formed Emc911.com, Inc. ("Emc911"), as a Florida corporation, to engage in the business of development and marketing of an emergency medical card. During the six months ended June 30, 2000, 2,000,000 shares of common stock, $.001 par value, of Emc911 were issued to the Company upon the incorporation of Emc911 and 2,000,000 shares of common stock were sold to investors at $.25 per share for gross proceeds of $500,000. As of June 30, 2000, there were 4,000,000 shares of common stock of Emc911 issued and outstanding, of which the Company owned 2,000,000 shares.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the period from May 14, 1999 (date of inception) to December 31, 1999.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company is a development stage enterprise, which has yet to generate revenues to support further operations. Certain shareholders of the Company have contributed their personal services to the Company. The value of these services for the six month period ended June 30, 2000 has been estimated to be $44,950 and has been recorded as compensation expense in the accompanying condensed consolidated statement of operations. In order to fund operations to date, the Company has relied on funding raised from sales of the Company's equity securities. The Company has incurred operating losses since inception and the contingency surrounding equity shares issued as part of the Private Placement Memorandum (see Note D) raises substantial doubt about its ability to continue as a going concern.

NOTE B-RESTRICTED CASH HELD IN ESCROW

 On April 24, 2000, the Company issued a Confidential Private Placement Memorandum for the sale of up to 4,000,000 shares of its series A convertible preferred stock at $2.50 per share, with minimum proceeds of $500,000. In May and June 2000, a total of $250,000 was received from investors and was deposited into escrow with First Community Bank of America in St. Petersburg, Florida. Due to market conditions, the Company withdrew the offering under the private placement and subsequently returned all of the money collected in escrow.

NOTE C-INCOME TAXES

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

         The Company has a gross deferred tax asset as of June 30, 2000 that is comprised of the potential future tax benefit of its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation allowance has been established by management against the gross deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

NOTE D-COMMITMENTS

         Pursuant to a Private Placement Memorandum dated June 1999 (the "Placement"), the Company offered 750,000 shares of the Company's common stock for $1 per share. As of June 30, 2000, all of the 750,000 shares offered had been sold. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1. As such, the proceeds from the issuance of the 750,000 shares of common stock have been classified outside of equity in the accompanying condensed consolidated balance sheet under the caption Common Stock Subject to Rescission Offer. During January 2000, two investors who had requested refunds for shares purchased in conjunction with the Placement were paid $35,000 for their 35,000 shares. These shares were subsequently reissued to new investors for $1 per share. As of the date of this Report, seven additional investors with a total of 95,000 shares had opted to rescind for a total amount of $95,000. The Company is not in a position to pay cash to these investors and is therefore issuing promissory notes bearing interest at 8% per year.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expires on August 31, 2000 and is renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. In January 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $350. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

NOTE E-SIGNIFICANT EVENTS

         On March 7, 2000, the Company's registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission (the "SEC"). However, because the Company is located in Florida, the Florida blue sky laws require the Company to register as an issuer/dealer with the Florida Division of Securities before it offers securities to residents of Florida or any other state. Upon approval from the Florida Division of Securities, the Company will be allowed to issue the 25,000,000 shares of common stock registered pursuant to the Form SB-2 in the states of Florida, California, Louisiana, and Georgia. The Company intends to apply for approval under the securities laws of the states not listed above. Pursuant to the Company's marketing plan, these registered shares will be issued at no cost to doctors who become secured members on the Company's web site. The fair market value of these shares will be charged to operations as promotion costs at the time of their issuance.

NOTE F-EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. 4.

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

         The Company is a development stage company and has not generated any revenue since its inception on May 14, 1999 through June 30, 2000. In order to fund its operations through June 30, 2000, the Company has relied on funding raised from sales of the Company's equity securities.

         The Company develops, designs, programs and hosts an Internet web site for doctors. The Company's web site address is www.DoctorSurf.com. The Company web site became fully operational prior to March 31, 2000.

         Operating expenses include sales and marketing costs, general and administrative costs and depreciation and amortization expense. Other income (expense) consists primarily of interest income associated with cash maintained in a money market fund and interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Results of Operations

         Sales and marketing expenses. Sales and marketing expenses consist primarily of advertising and promotional expenses. Sales and marketing expenses were $60,798 and $130,327 for the three months and six months ended June 30, 2000, respectively.

         General and administrative expenses. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters, and web site hosting and update expenses. General and administrative expenses were $283,171 and $633,045 for the three months and six months ended June 30, 2000, respectively.

         Interest income (expense), net. Interest income, net of interest expense was $4,011 and $7,876 for the three months and six months ended June 30, 2000, respectively.

         Income taxes. The Company has no income tax provision for the periods presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended December 31, 2000. See Note B to the condensed consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in the three months and six months ended June 30, 2000.

Liquidity and Capital Resources

         The Company has financed its operations through the sale of equity securities issued by the Company. The Company had a working capital deficit of $535,761 at June 30, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months.

         Net cash used in operating activities was $139,698 for the six months ended June 30, 2000. The usage of cash attributable to the net operating loss as well as an increase in an increase in prepaid and other assets of $133,407, a decrease in accrued expenses of $33,613, partially offset by an increase in minority interest $335,014, an increase in contributed services $44,950, an increase in issuance of common stock for services of $70,000 and an increase in accounts payable of $208,754. During the six months ended June 30, 2000 the Company was in its development stage and did not generate any revenues. During 2000, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

         Net cash used in investing activities was $73,222 during the six months ended June 30, 2000, representing the purchase of property and equipment.

         Net cash provided by financing activities was $2,619 during the six months ended June 30, 2000, representing proceeds from issuance of other payables of $250,000, proceeds from issuance of common stock subject to a rescission offer of $70,000, proceeds from a subscription receivable of $10,000, partially offset by repayments of long-term obligations of $16,234, repayment of obligation to potential stockholder of $25,000, payment for common stock rescinded of $35,000 and restricted cash held in escrow for payment of other payables of $251,147.

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

         The private placement investors' right to sell their shares to the Company began on August 14, 1999 and will expire on August 25, 2000. As of
June 30, 2000, two investors accepted the Company's offer to resell their shares and received a refund of the purchase price. If all purchasers in the private placement accept the Company's offer, the Company could have a potential liability of $750,000. If this were to occur, the Company cannot be certain that the Company would have sufficient funds to repurchase the shares that were sold in the private placement. As of the date of this Report, seven additional investors with a total of 95,000 shares had opted to rescind for a total amount of $95,000. The Company is not in a position to pay cash to these investors and is therefore issuing promissory notes to these investors bearing interest at 8% per year.

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

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expires on August 31, 2000 and is renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. On January 20, 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $350. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

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

         The Company does not expect cash flows from operations to be sufficient in the next twelve months. The Company is presently being funded through borrowings from several of its shareholders and is in the process of discussions with financial institutions for additional borrowings. The Company is also considering raising capital either through a private placement or an initial public offering. There can be no assurance that additional borrowings and/or such capital would be raised in sufficient amounts to meet the Company's financial needs in the next twelve months. Currently, if the shareholders discontinue their funding, the Company may have to cease operations.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. - Not applicable.

Item 4. - Not applicable.

Item 5. OTHER INFORMATION.

         On March 7, 2000, the Company's registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission (the "SEC"). However, because the Company is located in Florida, the Florida blue sky laws require the Company to register as an issuer/dealer with the Florida Division of Securities before it offers securities to residents of Florida or any other state. Upon approval from the Florida Division of Securities, the Company will be allowed to issue the 25,000,000 shares of common stock registered pursuant to the Form SB-2 in the states of Florida, California, Louisiana, and Georgia. The Company intends to apply for approval under the blue sky laws of the states not listed above.

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

23.1     List of Subsidiaries. (2)

27.1     Financial Data Schedule (for SEC use only).
-------

         (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

 (b)     Reports on Form 8-K.

         During the three months ended June 30, 2000, the Company filed no reports on Form 8-K.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       DoctorSurf.com, Inc.


Date:  August 16, 2000                 By: /s/George L. Stuart, Jr.
                                          -------------------------
                                       George L. Stuart, Jr.
                                       Chief Executive Officer,
                                       and Director