Form 10QSB
period 2000-09-30
DOCTORSURF COM INC
filed 2001-01-05
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 2000

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of December 29, 2000 was 23,585,000.

                         PART I - FINANCIAL INFORMATION

                   Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,          December 31,
                                                                  2000                    1999
                                                            ------------------      ---------------
                                                               (Unaudited)            (Audited)

ASSETS

Current assets:
     Cash and cash equivalents                              $         494,916       $      658,629
     Accounts receivable, net                                           4,000                    -
     Due from related parties                                          27,250                    -
     Prepaid and other assets                                          15,249               86,121
                                                            ------------------      ---------------
Total current assets                                                  541,415              744,750

Property and equipment, net                                           126,629               82,023

Intangible assets, net                                                    117                    -
                                                            ------------------      ---------------

Total assets                                                 $        668,161        $     826,773
                                                            ==================      ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                       $         274,279       $      174,417
     Accrued expenses                                                  14,935               87,353
     Other payables                                                   137,006                    -
     Current portion of long-term obligations                          18,667               25,417
     Common stock subject to rescission offer -
       $.01 par value, 750,000 shares issued
       and outstanding                                                      -              750,000
     Subscription receivable                                                -              (45,000)
     Obligation to potential stockholder                                    -               25,000
                                                            ------------------      ---------------
Total current liabilities                                             444,887            1,017,187
                                                            ------------------      ---------------

Long-term obligations, less current portion                           247,646               35,949

Minority interest                                                     328,610                    -

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, $.01 par value; 5,000,000
       shares authorized; no preferred shares
       issued or outstanding                                                -                    -
     Common stock, $.01 par value; 95,000,000
       shares authorized; 23,585,000 and
       22,500,000 shares issued and outstanding                       235,850              225,000
     Additional paid-in capital                                     1,193,062              166,000
     Deficit accumulated during the development stage              (1,781,894)            (617,363)
                                                            ------------------      ---------------
Total stockholders' deficiency                                       (352,982)            (226,363)
                                                            ------------------      ---------------

Total liabilities and stockholders' deficiency              $         668,161       $      826,773
                                                            ==================      ===============



     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                                                         For The Period
                                                                                                        From May 14, 1999
                                                 Three Months Ended         Nine Months Ended          (Date Of Inception)
                                                    September 30,             September 30,           Through September 30,
                                                        2000                       2000                       2000
                                               ------------------------   -----------------------   --------------------------

Operating expenses:
     Sales and marketing                        $                5,398    $              135,183     $                170,325
     General and administrative                                469,535                 1,102,578                    1,695,107
     Depreciation and amortization                              12,211                    30,005                       34,299
                                               ------------------------   -----------------------   --------------------------
Total operating expenses                                       487,144                 1,267,766                    1,899,731
                                               ------------------------   -----------------------   --------------------------


Other (income) expense:
     Interest income                                            (5,745)                  (19,940)                     (36,566)
     Other (income) expense                                     66,348                    57,428                       56,527
     Interest expense                                            9,285                    15,612                       18,536
                                               ------------------------   -----------------------   --------------------------
Total other income                                              69,888                    53,100                       38,497
                                               ------------------------   -----------------------   --------------------------

Loss attributable to minority interest                         (41,227)                 (156,334)                    (156,334)
                                               ------------------------   -----------------------   --------------------------

Net loss                                        $             (515,805)   $           (1,164,532)    $             (1,781,894)
                                               ========================   =======================   ==========================


Basic and diluted net loss per share            $                (0.02)   $                (0.05)    $                  (0.08)
                                               ========================   =======================   ==========================

Basic and diluted weighted average number
     of common shares outstanding                           22,825,598                22,632,828                   22,571,785
                                               ========================   =======================   ==========================



















     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                       For The Period
                                                                                      From May 14, 1999
                                                                Nine Months Ended    (Date Of Inception)
                                                                 September 30,       Through September 30,
                                                                     2000                   2000
                                                               ------------------    --------------------

 Cash flows from operating activities:
     Net loss                                                  $      (1,164,532)    $      (1,781,894)

     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                     30,005                34,299
        Minority interest                                                328,610               328,610
        Contributed services                                              44,950               210,950
        Issuance of common stock for services                            460,000               460,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                (4,000)               (4,000)
           (Increase) decrease in prepaid and other assets                70,732               (15,389)
           Increase in due from related parties                          (27,250)              (27,250)
           (Increase) decrease in accounts payable                      (100,138)              274,279
           Increase (decrease) in accrued expenses                       (72,418)               14,935
           Increase in other payables                                     12,006                12,006
                                                               ------------------    --------------------
Net cash used in operating activities                                   (422,035)             (493,454)
                                                               ------------------    --------------------

Cash flows from investing activities -
     Purchases of property and equipment                                 (74,587)             (107,784)
                                                               ------------------    --------------------

Cash flows from financing activities:
     Repayment of long-term obligations                                  (20,053)              (37,628)
     Repayment of obligation to potential stockholder                    (25,000)                    -
     Payment for common stock rescinded                                  (35,000)                    -
     Repayment of other payables                                        (250,000)             (250,000)
     Refund due to stockholder                                                 -                     -
     Proceeds from issuance of long-term obligations                     225,000               250,820
     Proceeds from issuance of other payables                            375,000               375,000
     Proceeds from issuance of common stock                               17,962               757,962
     Proceeds from issuance of common stock subject
       to rescission offer                                                35,000                     -
     Proceeds from subscription receivable                                10,000                     -
                                                               ------------------    --------------------
Net cash provided by financing activities                                332,909             1,096,154
                                                               ------------------    --------------------


Net increase in cash and cash equivalents                               (163,713)              494,916

Cash and cash equivalents, beginning of period                           658,629                     -
                                                               ------------------    --------------------

Cash and cash equivalents, end of period                       $         494,916     $          494,916
                                                               ==================    ====================


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                  $          11,765     $            14,689
                                                               ==================    ====================
     Cash paid during the period for income taxes              $               -     $                 -
                                                               ==================    ====================

Supplemental disclosures of noncash investing and
  financing activities:
     Issuance of common stock for subscription receivable      $               -     $            45,000
                                                               ==================    ====================
     Cancellation of common stock issued for subscription
        receivable                                             $          35,000     $            35,000
                                                               ==================    ====================
     Long-term obligation for capital lease incurred for
        purchase of property and equipment                     $               -     $            53,121
                                                               ==================    ====================
     Short-term obligation incurred for prepaid insurance
        policy                                                 $               -     $            25,820
                                                               ==================    ====================




     See accompanying notes to condensed consolidated financial statements.

                       DOCTORSURF.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        Notes To Condensed Consolidated Financial Statements (Unaudited)
          For the Three Months and Nine Months Ended September 30, 2000

NOTE A-BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DoctorSurf.com, Inc. and its subsidiary Emc911.com, Inc.
(collectively the "Company").   All intercompany balances and transactions have
been eliminated.

         On January 27, 2000, the Company formed Emc911.com, Inc. ("Emc911"), as a Florida corporation, to engage in the business of development and marketing of an emergency medical card. During the nine months ended September 30, 2000, 2,000,000 shares of common stock, $.001 par value, of Emc911 were issued to the Company upon the incorporation of Emc911 and 2,000,000 shares of common stock were sold to investors at $.25 per share for gross proceeds of $500,000. As of September 30, 2000, there were 4,000,000 shares of common stock of Emc911 issued and outstanding, of which the Company owned 2,000,000 shares.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the period from May 14, 1999 (date of inception) to December 31, 1999.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company is a development stage enterprise, which has yet to generate revenues to support further operations. Certain shareholders of the Company have contributed their personal services to the Company. The value of these services for the nine month period ended September 30, 2000 has been estimated to be $44,950 and has been recorded as compensation expense in the accompanying condensed consolidated statement of operations. In order to fund operations to date, the Company has relied on funding raised from sales of the Company's equity securities. The Company has incurred operating losses since inception and the contingency surrounding equity shares issued as part of the Private Placement Memorandum (see Note D) raises substantial doubt about its ability to continue as a going concern.

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

NOTE C-RELATED PARTY TRANSACTIONS

         In July 2000, the Company received two notes receivable with principal totaling $27,250 from two stockholders in EMC911.com, Inc. ("EMC") for the purchase of 109,000 shares of $.001 par value common stock of EMC. The notes are secured by the shares of stock of EMC. Interest on the notes is payable at a rate of 6% per annum on the unpaid principal, with principal and unpaid interest being payable no later than the sale of other disposition of the shares issued in conjunction with the notes. The notes may be prepaid in whole or in part at any time without penalty.

NOTE D-INCOME TAXES

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

         The Company has a gross deferred tax asset as of September 30, 2000 that is comprised of the potential future tax benefit of its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation allowance has been established by management against the gross deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

NOTE E-COMMITMENTS

         Pursuant to a Private Placement Memorandum dated June 1999 (the "Placement"), the Company offered 750,000 shares of the Company's common stock for $1 per share. As of December 31, 1999, all of the 750,000 shares offered had been sold. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1. As such, the proceeds from the issuance of the 750,000 shares of common stock have been classified outside of equity in the accompanying condensed consolidated balance sheet as of December 31, 1999, under the caption Common Stock Subject to Rescission Offer. During January 2000, two investors who had requested refunds for shares purchased in conjunction with the Placement were paid $35,000 for their 35,000 shares. These shares were subsequently reissued to new investors for $1 per share. As of the date of this Report, nine additional investors with a total of 125,000 shares had opted to rescind for a total amount of $125,000. The Company is not in a position to pay cash to these investors and has therefore recorded a liability under the caption other payables for the $125,000 due to these investors.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo,

Florida, 33773. The lease expired on August 31, 2000 and was renewed at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. In January 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $350. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

NOTE F-SIGNIFICANT EVENTS

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

NOTE G-EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company was formed to provide a premier Internet web site for physicians and dentists (collectively "doctors") that will be dedicated to doctor education, that will provide communication and information exchange using state of the art technology and security, doctor authentication and a combination of Internet protocols. Since its incorporation, the Company primarily has focused on organizing activities and the development of its web site.
         The Company is a development stage company and has not generated any revenue since its inception on May 14, 1999 through September 30, 2000. In order to fund its operations through September 30, 2000, the Company has relied on funding raised from sales of the Company's equity securities.

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

Results of Operations

         Sales and marketing expenses. Sales and marketing expenses consist primarily of advertising and promotional expenses. Sales and marketing expenses were $5,398 and $135,183 for the three months and nine months ended September 30, 2000, respectively.

         General and administrative expenses. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters, and web site hosting and update expenses. General and administrative expenses were $469,535 and $1,102,578 for the three months and nine months ended September 30, 2000, respectively.

         Interest income (expense), net. Interest expense, net of interest income was $3,540 for the three months ended September 30, 2000. Interest income, net of interest expense was $4,328 for the nine months ended September 30, 2000.

         Income taxes. The Company has no income tax provision for the periods presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended December 31, 2000. See Note B to the condensed consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in the three months and nine months ended September 30, 2000.

Liquidity and Capital Resources

         The Company has financed its operations through the sale of equity securities issued by the Company. The Company had working capital of $96,528 at September 30, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months.

         Net cash used in operating activities was $422,035 for the nine months ended September 30, 2000. The usage of cash attributable to the net operating loss as well as an increase in accounts receivable of $4,000, an increase in due from related parties of $27,250, a decrease in accounts payable of $100,138 and a decrease in accrued expenses of $72,418, partially offset by an increase in minority interest of $328,610, an increase in contributed services of $44,950, an increase in issuance of common stock for services of $460,000, a decrease in prepaid and other assets of $70,732 and an increase in other payables of $12,006. During the nine months ended September 30, 2000 the Company was in its development stage and did not generate any revenues. During 2000, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

         Net cash used in investing activities was $74,587 during the nine months ended September 30, 2000, representing the purchase of property and equipment.

         Net cash provided by financing activities was $332,909 during the nine months ended September 30, 2000, representing proceeds from issuance of long-term obligations of $225,000, proceeds from the issuance of other payables of $375,000, proceeds from issuance of common stock of $17,962, proceeds from the issuance of common stock subject to a rescission offer of $35,000 and proceeds from a subscription receivable of $10,000, partially offset by repayments of long-term obligations of $20,053, repayment of an obligation to a potential stockholder of $25,000, payment for common stock rescinded of $35,000 and repayment of other payables of $250,000.

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

         The private placement investors' right to sell their shares to the Company began on August 14, 1999 and will expire on August 25, 2000. As of June 30, 2000, two investors accepted the Company's offer to resell their shares and received a refund of the purchase price. If all purchasers in the private placement accept the Company's offer, the Company could have a potential liability of $750,000. If this were to occur, the Company cannot be certain that the Company would have sufficient funds to repurchase the shares that were sold in the private placement. As of August 25, 2000 nine additional investors with a total of 125,000 shares had opted to rescind for a total amount of $125,000. The Company is not in a position to pay cash to these investors and has therefore recorded a liability under the caption other payables for the $125,000 due to these investors.

         In July 2000, the Company received two notes receivable with principal totaling $27,250 from two stockholders in EMC911.com, Inc. ("EMC") for the purchase of 109,000 shares of $.001 par value common stock of EMC. The notes are secured by the shares of stock of EMC. Interest on the notes is payable at a rate of 6% per annum on the unpaid principal, with principal and unpaid interest being payable no later than the sale of other disposition of the shares issued in conjunction with the notes. The notes may be prepaid in whole or in part at any time without penalty.

         The Company's condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception raise substantial doubt as to its ability to continue as a going concern.

         The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expired on August 31, 2000 and was renewable at the option of the Company for an additional one-year term. The monthly lease payments are $1,200, plus applicable sales tax. On January 20, 2000, the Company entered into a lease addendum agreeing to lease an additional 1,100 square feet. The additional monthly rental payment is $350. In addition, the commencement date of the original lease was changed to February 1, 2000. This new lease is renewable at the option of the Company for an additional two-year term.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

27.1     Financial Data Schedule (for SEC use only).

-------

         (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

 (b) Reports on Form 8-K.

         During the three months ended September 30, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       DoctorSurf.com, Inc.


Date:  January 2, 2001                 By: /s/Dr. Rakesh Sharma
                                          ---------------------
                                       Dr. Rakesh Sharma
                                       President and Director