Form 10KSB
period 2000-12-31
DOCTORSURF COM INC
filed 2001-04-17
CIK 1088095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
1.          SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28097

                               EONNET MEDIA, INC.,
                     formerly known as DOCTORSURF.COM, INC.
                 (Name of small business issuer in its charter)

      STATE OF FLORIDA                                    59-3569844
(State of or other jurisdiction of
  incorporation or organization)               (IRS Employer Identification No.)

6925 112th Circle North, Suite 101, Largo, Florida          33773
---------------------------------------------------         -----
(Address of Principal Executive Officers)                 (Zip Code)

                    Issuer's telephone number: (727) 546-6473

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                        -----

                        Securities registered pursuant to
                       Section 12(g) of the Exchange Act:

                     Common stock, Par value $.01 per share
                     --------------------------------------
                                (Title of Class)

            Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


            Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Issuer's revenues for its most recent fiscal year were $20,670.

            The aggregate market value of the voting stock held by non-affiliates of the Registrant cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

            Number of shares outstanding of the issuer's common stock at $.01 par value as of April 10, 2001 was 2,795,679.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1. BUSINESS.

General

            Eonnet Media, Inc. (the "Company") was incorporated on April 15, 1999, as a Florida corporation under the name of Doctorschat.com, Inc. In May 1999, its name was changed to DoctorSurf.com, Inc. and in April 2001, its name was changed to Eonnet Media, Inc.

            The Company was formed to provide a premier Internet web site for physicians and dentists (collectively "doctors") that will be dedicated to doctor education, that will provide communication and information exchange using state of the art technology and security, doctor authentication and a combination of Internet protocols. Since its incorporation, the Company primarily has focused on organizing activities and the development of its web site. Accordingly, the Company has only generated revenues of $21,570 since its inception on May 14, 1999 through December 31, 2000 and may be considered a development stage company.

            The Company develops, designs, programs and hosts an Internet web site for doctors. The Company's web site address is www.DoctorSurf.com. The site was in the development and design stage during 1999 and became fully operational during the first quarter of 2000.

            In January 2000, the Company formed EMC911.com, Inc. ("EMC"), a Florida corporation, as a subsidiary of the Company to develop and market an emergency medical card. Through its web site, EMC collects and stores medical information provided by subscribers.

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

            Medical information is one of the fastest growing areas of interest on the Internet. Cyber Dialogue, an independent research company, predicted in late 1998 that 30 million people are expected to use the Internet for health and medical content in the next two years, according to a November 5, 1998 article in New Media Age magazine. Doctors who would like to obtain up-to-date information relevant to their practices and communicate with their colleagues can make use of the Internet to satisfy their information and communication needs. The Company believes it offers a web site that meets those needs by providing doctors fast and simple access to a variety of communications and information functions.

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

            The Company's Form SB-2 Registration Statement relating to its free stock offering of 25,000,000 pre-split shares of its common stock was declared effective on March 7, 2000 by the Securities and Exchange Commission. Doctors may become members and participate fully in the web site even if they do not wish to receive shares in the free stock offering.

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

Services

            The Company currently offers the following services through its web site:

            *   Free e-mail;

            * Discussion forums - the ability to create and participate in web forums that address a variety of medical issues, including new procedures and insurance;

            * Recruiting - online recruitment and job placement services for doctors;

            * Integrated bulletin boards - the opportunity to post comments on ongoing discussions or on topics of interest, give feedback or propose a subject to discuss;

            * Video web costing - the opportunity for members to participate in long distance learning;

            * Calendar & personal schedule - personal calendar and schedule to keep track of important dates and events;

            * Educational credits - the ability to earn continuing medical education credits, or CME, through online courses and listings of upcoming medical meetings;

            * Medical library - access to comprehensive physician reference databases, journals and directories;

            *   Medical and headline news - online news reports updated daily;

            * Financial news hyperlinks - web links to sites providing stock quotes and other financial information;

            * Online purchases - an online store where doctors can purchase books and medical supplies for their practices;

            * Medical village - links to medical journals, medical schools, hospitals, and health care organizations around the world;

            * Concierge - the availability of a concierge to assist doctors in making consumer purchases;

            * Doctor's web site - ability to create an individualized web site; and

            * Personal emergency medical card - an identification card issued through the Company that contains personal health and doctor information in case of emergency.

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

Competition

            Due to the rapid expansion of the Internet, the market for Internet services and products is intensely competitive and rapidly changing. There are no substantial barriers to entry in the Internet market, and the Company expects that competition will continue to intensify. The Company will compete directly and indirectly for subscribers and advertisers with other online services or web sites targeted to the healthcare industry generally, including WebMD.com and MedScape.com.

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

Principal Suppliers and Sources of Supply

            The Company depends on third parties to provide many of the services that it offers to its members. These services include medical and national news, financial information, practice management services, secure messaging services, video and audio conferencing, and continuing medical education courses. The Company has entered into co-branding or distribution agreements, ranging in duration from twelve to thirty-six months, on medical and national news, financial information and secure messaging services. Interruption of these and other services or the failure of these and other services to function properly could result in a reduction of its doctor member base.

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

Security

            The Company relies on the Internet and depends on the continuous, reliable and secure operation of Internet servers and related hardware and software. Management of the Company has employed the services of PSINet for Managed Hosting services. The Company's web sites and internetworking architecture are supported through PSINet's robust system of dedicated servers that are monitored 365 days per year, twenty-four hours a day. The Company's systems are susceptible to outages and interruptions due to fires, floods, power losses, telecommunications failures, break-ins, and similar events. The systems of the Company's third party service and content providers will be subject to similar risks. To the extent that the Company's services are interrupted or its doctor members are inconvenienced, the Company could suffer from a loss in advertising or a decreased doctor member base.

            A secure environment for the Company's web sites on the Internet consists of a multi-layered security infrastructure consisting of physical security, security for its hardware, software, network and data backups, and surrounding policies and procedures. Significant resources in both people and technology are used not only to implement existing security solutions, but also to keep up with the latest hardware and software security releases, the latest security breach methodologies and to face other challenges from the Internet hacking community. Although management believes that it implements advanced security measures, the Company's systems may still be vulnerable to electronic break-ins, computer viruses, programming errors or similar disruptive problems.

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

            The Company is in default under its capital lease with Dell Financial Services. As of December 31, 2000, the principal balance due under the lease was approximately $41,000. The lessor has the right to repossess the equipment or accelerate the lease payments. The Company is attempting to negotiate a buyout of the lease, but there is no assurance that the Company will be successful in its negotiations.

Employees

            As of December 31, 2000, the Company had four full-time employees. Of such employees, three were engaged in web site development and programming and one was engaged in marketing, administration and management. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

            The employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

            In addition, during the period from May 14, 1999 (date of inception) to December 31, 2000 the Company had eight part-time officers who were engaged in marketing, competitive research, and web site design and evaluation. Dr. Sharma, while serving as president of the Company, devoted only part of his time to that effort. Dr. Sharma spent approximately 20 to 25 hours a week in day-to-day management of the Company. Mr. Taneja spent approximately 20 to 25 hours a week in his capacity as Vice President and Secretary during such period. Drs. Kapil, Amin, Choudhry, Puri and Averill spent approximately 8 to 10 hours per week in management activities in their capacities as Vice Presidents of the Company.

            The value of these services during the period from May 14, 1999 (date of inception) to December 31, 2000 has been estimated to be $254,385 and has been recorded as compensation expense in the accompanying statements of operations, and approximately $211,000 of this amount was a contribution to capital, while the remaining amount of approximately $43,000 was paid to these officers in the form of 1,555,000 pre-split shares of common stock of the Company.

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

            Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act. In addition, representatives of the Company may, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company's securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

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

            Lack of Operating History. The Company was formed in April 1999 and has generated revenues of only $21,570 from its inception on May 14, 1999 through December 31, 2000. The Company has no operating history on which it and its prospects can be evaluated.
            The Company may not be able to successfully manage its business to achieve or maintain profitability, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online services.

            Need for Additional Capital. The Company anticipates needing to raise additional funds through a private placement or public offering of its securities to fully implement its marketing plans and to hire additional personnel. The Company cannot be certain that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fully implement its marketing plans, hire a sufficient number of personnel, develop its brand, take advantage of unanticipated opportunities, and otherwise respond to competitive pressures will be limited.

            Potential Liability for Previous Private Placement. The Company previously sold to a limited number of investors 750,000 pre-split shares of common stock at a price of $1 per share in a private placement that was not registered under the federal securities laws. Because the private placement and the Company's free stock offering may be treated as a single offering for federal securities law purposes, the exemption from registration relied on for the private placement may no longer be available. As a result, the private placement may have violated federal securities laws. Because of that possibility, the Company offered to each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them. The private placement investors' right to sell their shares to the Company began on August 14, 1999 and expired on August 25, 2000. As of June 30, 2000, two investors accepted the Company's offer to resell their total of 35,000 pre-split shares and received a refund of the $35,000 purchase price. As of the expiration date of August 25, 2000, eleven additional investors with a total of 135,000 pre-split shares had opted to rescind for a total amount of $135,000. The Company is not in a position to pay cash to these investors and has therefore recorded a liability under the caption due to purchasers of common stock for the $135,000 due to these investors. In addition, the Company may be subject to liability and fines or penalties under the federal securities laws because the federal securities laws do not expressly provide that liability is avoided because an offer is made to repurchase shares sold in violation of those laws.
            Lack of Profitability. The Company anticipates that it will incur losses for the foreseeable future. The Company cannot be certain that it can achieve sufficient revenues in relation to its expenses to become profitable. If the Company becomes profitable, the Company cannot be certain that it can maintain or increase profitability.

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

            Going Concern Qualification. The Company's independent accountants have included a statement in their report on the Company's financial statements indicating that the financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered losses from operations since its inception, which causes substantial doubt as to its ability to continue as a going concern.

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

            Control By Certain Stockholders. Directors, executive officers and principal shareholders beneficially own approximately 59% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

            Exposure to Natural Disasters. The Company's physical facilities are located in the greater Tampa Bay area, which is prone to hurricanes. The Company's business could be adversely affected should its ability to maintain an active web site be impacted by such event.

Recent Developments

            On January 27, 2001, the Company's shareholders approved a one for 18 reverse split of the Company's common stock. The record date for the reverse stock split was January 27, 2001. As a result of the reverse stock split, 2,795,679 shares of the Company's common stock was issued and outstanding as of April 10, 2001.

            On April 9, 2001, the Company completed the acquisition of Eonnet Technologies, Inc. The acquisition was completed pursuant to a merger of Eonnet Acquisition, Inc., a wholly owned subsidiary of the Company, with and into Eonnet Technologies, Inc. As a result of the acquisition, Eonnet Technologies, Inc. became a wholly owned subsidiary of the Company. Former shareholders of Eonnet Technologies, Inc. were issued 1,000,000 shares of the Company's common stock in connection with the acquisition. In addition, in connection with the acquisition, the Company changed its name to Eonnet Media, Inc.

Future Plans

            Management of the Company has determined that additional office facilities will be necessary for the expansion of its administrative, technical and marketing staff during the next twelve months. In order to satisfy this future need, the Company has obtained a right of first refusal to lease approximately 7,500 square feet of space adjoining its Largo, Florida facility.

            The Company plans to incorporate networking, web, and wireless solutions for the rapidly evolving E-Health marketplace for increased marketability. The solutions would provide an integrated service offering consisting of strategic consulting, design, development and implementation of information and system architectures, user-interfaces, creation of software, and integration of hardware necessary to implement our digital solutions. These technology solutions will provide busy medical offices with the hardware and software support to increase practice proficiency and achieve cost savings. In addition, we believe that this service offering will allow us to follow a path of least resistance into physician's offices and hospitals by offering network solutions and support and custom web and wireless applications development services. In order to accomplish its future plans, the Company is considering raising capital either through private placement or an initial public offering.

Item 2. PROPERTIES.

            The Company leases approximately 1,800 square feet of office space for its executive offices and its operations in Largo, Florida. The facility is located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease commenced in August 1999 and was for a term of one year. In February 2000, the lease was amended to include an additional 1,100 square feet of office space. The monthly payment under the amended lease is $1,650. The lease expired on January 31, 2001 and the Company has since been leasing on a month-to-month basis. The lease is renewable at the option of the Company for an additional two-year term. In addition, the Company has obtained a right of first refusal to lease approximately 7,500 square feet of space adjoining its Largo, Florida facility.

            In the judgment of management, the lease described above reflects rent at current fair market value.

            As of December 31, 2000, the Company had property and equipment, net of accumulated depreciation, in the approximate amount of $120,921.


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

            As of April 10, 2001, there were approximately 95 stockholders of the Company's common stock.

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

Recent Sales of Unregistered Securities

            During the period from May 14, 1999 (date of inception) to December 31, 2000, the Company has issued unregistered securities to a limited number of persons as described below.

            (1) In May 1999, the Company issued an aggregate of 22,500,000 pre-split shares of its common stock, at a price of $.01 per share, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

            (2) From June through August 1999, the Company issued an aggregate of 750,000 pre-split shares of its common stock, at a price of $1.00 per share, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Due to a possible violation of the Securities Act of 1933 requirements, the Company has issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1.00 per share. As of June 30, 2000, two investors have requested refunds and were paid a total of a total of $35,000 for their 35,000 pre-split shares. These shares were subsequently reissued to new investors for $1.00 per share. As of August 25, 2000, eleven additional investors with a total of 135,000 pre-split shares had opted to rescind for a total amount of $135,000. The Company is not in a position to pay cash to these investors and has therefore recorded a liability under the caption due to purchasers of common stock for the $135,000 due to these investors.

            (3) In July 2000, the Company issued an aggregate of $225,000 in convertible demand notes payable, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Interest on the notes is payable quarterly, commencing November 1, 2000, at a rate of 8% per annum. Principal on the notes is payable on demand, but the notes are subordinated to all future debt to any lending institution. The notes are convertible into common stock of the Company at a conversion rate of $1.00 per share (pre-split shares). The notes are convertible at the option of the note holders. There are no prepayment penalties on the notes.

            (4) In October 2000, the Company entered into a service agreement with PSINet, Inc. ("PSINet"), whereby PSINet is to provide managed web services and equipment necessary to the operations of the Company's web sites. Pursuant to the contract, for the next two years, PSINet will provide services and equipment valued at $2.4 million in exchange for approximately 4,400,000 (pre-split) shares of the Company's common stock.

                  The actual number of shares to be issued to PSINet will be determined quarterly based on PSINet's standard billing rates divided by a stock value of $0.5412 per share. The contract contains provisions that protect

                  PSINet from dilution including right of first offer, co-sale rights and the right to purchase preferred stock. In addition, the share value used in the calculation of the number of shares to be issued is subject to adjustment for stock splits and the sale of shares at lower prices. As of December 31, 2000, the Company owed PSINet approximately $65,000 or 120,500 (pre-split) shares.

            (5) In December 2000, the Company issued an aggregate of 2,466,667 (pre-split) shares of common stock of the Company to various shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC.

            (6) On December 31, 2000, the Company issued 3,075,000 (pre-split) shares of common stock of the Company to certain existing shareholders of the Company at $.017 per share in exchange for subscriptions receivable totaling $52,275.

            (7) On December 31, 2000, the Company issued 3,005,000 (pre-split) shares of common stock of the Company to various individuals and companies as compensation for services performed. The aggregate value of these services was $51,085.

            On April 9, 2001, pursuant to an Agreement And Plan Of Merger, dated January 15, 2001, by and among Eonnet Technologies, Inc., a Pennsylvania corporation, Eonnet Acquisition, Inc., a Pennsylvania corporation, and the Company, 1,000,000 post-split shares of Company common stock were issued to the various stockholders of Eonnet Technologies, Inc. in connection with the Company's merger with Eonnet Technologies, Inc.

            None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D of the Securities Act of 1933. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All of the recipients had adequate access to information about the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

            The Company is a development stage company and has only generated revenues of $21,570 during the period from May 14, 1999 (date of inception) through December 31, 2000. In order to fund operations through December 31, 2000, the Company has primarily relied on funding raised from sales of the Company's equity securities.

            Sales consist primarily of revenues from pharmaceutical study review services provided to customers. Additional sales consist of fees and commissions from web application development, server co-location and advertisements on the Company's web site.

            Operating expenses include advertising and promotional costs, payroll and related taxes, web site expense, legal and professional fees, other operating expenses and depreciation expense. Other income (expense) consists of interest income associated with cash maintained in a money market fund and interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

 Results of Operations

YEAR ENDED DECEMBER 31, 2000

            Sales.  Sales were $20,670 for the year ended December 31, 2000.

            Advertising and promotional expenses. Advertising and promotional expenses were $117,903 for the year ended December 31, 2000.

            Payroll and related taxes. Payroll and related taxes were $768,890 for the year ended December 31, 2000. Web site expenses. Web site expenses were $139,284 for the year ended December 31, 2000.

           Legal and professional fees. Legal and professional fees were $287,181 for the year ended December 31, 2000.

            Other operating expenses. Other operating expenses were $232,991 for the year ended December 31, 2000.

            Interest income (expense), net. Interest expense, net of interest income was $4,052 for the year ended December 31, 2000.

            Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2000. See Note 2 to financial statements.

            Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 2000.

PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

            Sales. Sales were $21,570 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Advertising and promotional expenses. Advertising and promotional expenses were $145,297 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Payroll and related taxes. Payroll and related taxes were $1,082,385 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Web site expenses. Web site expenses were $184,453 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Legal and professional fees. Legal and professional fees were $479,606 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Other operating expenses. Other operating expenses were $282,178 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Interest income (expense), net. Interest income, net of interest expense was $9,650 for the period from May 14, 1999 (date of inception) through December 31, 2000.

            Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the period from May 14, 1999 (date of inception) through December 31, 2000. See Note 2 to financial statements.

            Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the period from May 14, 1999 (date of inception) through December 31, 2000.

Liquidity and Capital Resources

            The Company has primarily financed its operations through the sale of equity securities issued by the Company. The Company had a working capital deficit of $411,308 at December 31, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full time management personnel and acquire additional office space.

            Net cash used in operating activities was $1,077,303 during the period from May 14, 1999 (date of inception) through December 31, 2000. The usage of cash is primarily attributable to the net operating loss as well as an increase in other current assets of $7,892, partially offset by an increase in accounts payable of $360,225, an increase in accrued expenses of $147,278, an increase in compensation paid with stock of $452,035 and an increase in legal and professional fees paid with stock of $113,750. During the period from May 14, 1999 (date of inception) to December 31, 2000, the Company was in its development stage and only generated revenues of $21,570. During 2001, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

            Net cash used in investing activities was $107,784 during the period from May 14, 1999 (date of inception) to December 31, 2000, representing the purchase of property and equipment.

            Net cash provided by financing activities was $1,335,003 during the period from May 14, 1999 (date of inception) to December 31, 2000, representing proceeds from the sale of stock of $337,750, proceeds from issuance of convertible debt of $225,000, proceeds from stock subscriptions collected of $45,000 and proceeds from the sale of stock subject to rescission of $817,062, partially offset by repayments of long-term debt of $37,628, payment of IPO expenses of $27,181 and cash payments to rescinding shareholders of $25,000.

            In May 1999, 22,500,000 pre-split shares of common stock of the Company were sold to accredited investors at $.01 per share, for gross proceeds of $225,000. Proceeds were used for web site development and general working capital purposes.

            From June through August 1999, 750,000 pre-split shares of common stock of the Company were sold to accredited investors at $1.00 per share, for gross proceeds of $750,000. Proceeds were used for general working capital purposes. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the free share offering may be considered a single offering. If considered a single offering, the exemption from registration that the Company relied on in making the private placement would not be available and the private placement would not be exempt from registration under the federal securities laws. Because of that possibility, the Company has offered to each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them of $1 per share.

            The private placement investors' right to sell their shares to the Company began on August 14, 1999 and expired on August 25, 2000. As of June 30, 2000, two investors accepted the Company's offer to resell their 35,000 pre-split shares and received total refund of the $35,000 purchase price. As of the expiration date of August 25, 2000, eleven additional investors with a total of 135,000 pre-split shares had opted to rescind for a total amount of $135,000. The Company is not in a position to pay cash to these investors and has therefore issued promissory notes payable in the aggregate amount of $135,000, which bear interest at a rate of 8% per annum. These notes are payable when the Company completes it next debt or equity financing with proceeds of at least $500,000. These notes are recorded as a liability under the caption due to purchasers of common stock.

            In July 2000, the Company issued an aggregate of $225,000 in convertible demand notes payable, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Interest on the notes is payable quarterly, commencing November 1, 2000, at a rate of 8% per annum. Principal on the notes is payable on demand, but the notes are subordinated to all future debt to any lending institution. The notes are convertible into common stock of the Company at a conversion rate of $1.00 per share (pre-split shares). The notes are convertible at the option of the note holders. There are no prepayment penalties on the notes.

            In December 2000, the Company issued an aggregate of 2,466,667 (pre-split) shares of common stock of the Company to various shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC. In addition, the Company issued loans payable to previous investors in EMC in the aggregate amount of $131,750, for the Company's purchase of EMC shares from these investors. The Company has also recorded a liability under the caption loans payable in the aggregate amount of $50,625 for amounts due to previous EMC investors for the Company's purchase of EMC shares from these investors. These investors are to be paid in cash upon receipt by the Company of the original EMC stock certificate issued.

            On December 31, 2000, the Company issued 3,075,000 (pre-split) shares of common stock of the Company to certain existing shareholders of the Company at $.017 per share in exchange for subscriptions receivable totaling $52,275.

            On December 31, 2000, the Company issued 3,005,000 (pre-split) shares of common stock of the Company to various individuals and companies as compensation for services performed. The aggregate value of these services was $51,085.

            The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception raise substantial doubt as to its ability to continue as a going concern. In addition, the Company may need to raise additional capital to fund operations.

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

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            On February 20, 2001, the Company engaged Brimmer, Burek & Keelan LLP as the Company's auditors for the year ended December 31, 2000, replacing the firm of Deloitte & Touche LLP, which served as the Company's independent auditors for the period from May 14, 1999 (date of inception) to December 31, 1999. The change was approved by the Company's audit committee.

            The report of Deloitte & Touche LLP for the period from May 14, 1999 (date of inception) to December 31, 1999 expressed an unqualified opinion and included an explanatory paragraph related to the Company's ability to continue as a going concern.

            The Company believes there were no disagreements with Deloitte & Touche LLP within the meaning of Instruction 4 to Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the period from May 14, 1999 (date of inception) to December 31, 1999 or for any subsequent interim period preceding July 17, 2000 (date of resignation), which disagreements if not resolved to their satisfaction would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreements in connection with its report.

            During the period from May 14, 1999 (date of inception) to December 31, 1999 and through July 17, 2000 (date of resignation), there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) of the type required to be disclosed by that section. The Company has not consulted with Brimmer, Burek & Keelan LLP or any other independent auditors regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

            A letter of Deloitte & Touche LLP addressed to the Securities and Exchange Commission was included as Exhibit 16 to Form 8-K/A dated August 8, 2000. Such letter states that such firm agrees with the statements made by the Company in Item 4 to Form 8-K/A dated August 8, 2000.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

            Name                    Age                     Position                       Director Since
            ----                    ---                     --------                       --------------
Vikrant Sharma                      30          Chief Executive Officer and Director            2001

Rakesh K. Sharma, M.D.              43          President, Secretary and Director,              1999
                                                And Chairman, Medical Advisory Council

Jugal K. Taneja                     56          Consultant and Director                         1999



Mahesh Amin, M.D.                   44          Vice President                                  N/A

Francis J. Averill, M.D.            42          Vice President                                  N/A

Umesh Choudhry, M.D.                39          Vice President                                  N/A

Sanjiv Kapil, M.D.                  32          Vice President                                  N/A

Rajinder S. Puri, M.D.              64          Vice President                                  N/A

George L. Stuart, Jr.               54          Director                                        2000

Linda F. McClintock-Greco, M.D.     46          Director                                        2001

            All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors

            Vikrant Sharma has been the Company's Chief Executive Officer since January 2001. Mr. Sharma founded Eonnet Technologies, Inc. in 1998 and has served as the CEO of Eonnet Technologies, Inc. since 1998. Prior to that, Mr. Sharma, for five years, served as the President and Project Manager at Sherman International Corporation, a supplier of iron and steel equipment in the global marketplace. Mr. Sharma holds a Bachelors Degree in Electrical Engineering from The Case Western Reserve University.

            Rakesh K. Sharma, M.D. is the Company's President and Secretary, and has served on the Board of Directors of the Company since its inception. He also serves as chairman of the Company's medical advisory council. Dr. Sharma has been a cardiologist and a member of the medical staffs of several hospitals in the Tampa Bay, Florida area, for the past six years. Since July 1999, he has also served as a senior partner and a director of The Heart & Vascular Institute of Florida. Dr. Sharma has also served on the Board of Directors of AACIO (American Association of Cardiologists of Indian Origin) since November 2000. Dr. Sharma has been on the Board of Directors of Dynamic Health Products, Inc., a distributor of dietary supplements and over-the-counter drugs, since March 1999.

            Jugal K. Taneja is a consultant to the Company and has served on the Board of Directors of the Company since its inception. From November 1991 until December 1998, Mr. Taneja served as the Chairman of the Board and as Chief Executive Officer of NuMED Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMED and National Diagnostics, Inc., are publicly traded companies. Mr. Taneja was Chairman of the Board of DrugMax.com, Inc., a public company engaged in e-commerce, from March 1997 until November 1999 and serves as Chairman of the Board and CEO of that company since October 2000. In addition, Mr. Taneja is currently serving as the Chairman of the Board of Go2Pharmacy, Inc., a public company that manufactures and packages health products and nutritional supplements and is also serving as Chairman of the Board of Dynamic Health Products, Inc., a distributor of dietary supplements and over-the-counter drugs. He has held that position since Dynamic's inception in January 1998.

            Mahesh Amin, M.D. is a Vice President of the Company and a member of its medical advisory council. Dr. Amin is a cardiologist who has been in private practice in Clearwater, Florida since July 1992.

            Francis J. Averill, M.D. is a vice President of the Company. Since July 1991, Dr. Averill has worked as a pulmonologist at the Diagnostic Clinic in Largo, Florida and currently is the director of the intensive care unit at Largo Medical Center.

            Umesh Choudhry, M.D. is a Vice President of the Company and a member of its medical advisory council. From July 1995 to August 1999, Dr. Choudhry served on the teaching staff at the University of South Florida's College of Medicine. Since September 1999 he has been practicing as a gastroenterologist in Clearwater, Florida. He also served as the President of Advanced Digestive Care, P.A., a Florida corporation, since July 1999.

            Sanjiv Kapil, M.D. is a Vice President of the Company. Dr. Kapil is a rheumatologist and since 1996 has practiced in a multi-specialty group at a clinic in the Tampa Bay, Florida area. From July 1994 to June 1996 he was a Fellow at the University of Washington Medical Center in Seattle, Washington.

            Rajinder S.Puri, M.D. is a Vice President of the Company. Dr. Puri is a general practitioner with offices in Lakeland and Winter Haven, Florida. He has been in private practice in Central Florida since January 1981.

            George L. Stuart, Jr. was the Company's Chief Executive Officer from December 1999 until September 2000. In addition, since December 1999, Mr. Stuart has served as a Director of the Company. From July 1997 to December 1999 Mr. Stuart was Vice President and Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, a government relations business development and organizational consulting firm in Tallahassee, Florida. From January 1991 to January 1995,
Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida's Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. degree from Harvard University's Graduate School of Business.

            Linda F. McClintock-Greco, M.D. has served as a Director of the Company since February 2001. Dr. McClintock-Greco has served on the Board of Directors of Sykes Enterprises, Inc. since May 1998 and is a member of the Compensation Committee, the Stock Option Committee, and the Nominating Committee. Since 1998, Dr. McClintock-Greco has been the President and Chief Executive Officer of Greco & Assoc. Consulting, a healthcare consulting firm, and in that capacity serves as the vice president of Medical Affairs for Entrusted Healthcare Management Services for the State of Florida. Until 1998, she served as Chief Executive Officer and Chief Medical Officer of Tampa General HealthPlan, Inc. (HealthEase) and had spent the past 11 years in the health care industry as both a private practitioner in Texas and a managed care executive serving as the Regional Medical Director with Humana Health Care Plan. Dr. McClintock-Greco serves on the Board of Directors of the Florida Association of Managed Care Organizations (FAMCO) currently acting as Treasurer. Dr. McClintock-Greco also serves on the board of several charitable organizations.

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

Item 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation(1)
                                      ----------------------

Name and
Principal Position                        Year        Salary($)        Bonus($)
--------------------------------------------------------------------------------

Vikrant Sharma, CEO(2)                    2000        $81,330         $    -0-
                                          1999        $26,177         $    -0-

George L. Stuart, Jr., CEO(3)             2000        $73,100         $    -0-
                                          1999        $10,417         $    -0-
-----------

(1) All employees of the Company including its executive officers, are paid by the Company.


(2) Mr. Vikrant Sharma served as the Company's Chief Executive Officer since January 15, 2001. The salary paid to Mr. Vikrant Sharma for the years 2000 and 1999 were paid to him in his capacity as President of Eonnet Technologies, Inc. and were paid by Eonnet Technologies, Inc.

(2) From December 1, 1999 through September 30, 2000, Mr. Stuart served as the Company's Chief Executive Officer.

            Historically, no director of the Company received any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement for reasonable expenses incurred in attending meetings of the Company's Board of Directors.



                        Option Grants in Last Fiscal Year

Individual Grants

                                      % of
                   Number of          Total
                   Securities         Options
                   Underlying         Granted to      Exercise
                    Options           Employees       or Base
                    Granted           in Fiscal        Price          Expiration
Name                  #                 Year           ($/Sh)            Date
--------------------------------------------------------------------------------

Employees      105,000 (pre-split)      100%           $1.00          01/01/2002



Employment Agreements and Other Arrangements

            In January 2001, the Company entered into an Employment Agreement with Vikrant Sharma, as Company's Chief Executive Officer and as Chief Executive Officer of Eonnet Technologies, Inc., which provides for an initial term of three years commencing January 15, 2001, in exchange for Mr. Sharma's full-time services to the Company. The annual salary payable under the agreement is $120,000, of which $36,000 shall be accrued until the completion of an underwritten public offering by the Company. During the term of the agreement, the salary may be increased at the discretion of the Board of Directors, based upon Mr. Sharma's performance. Mr. Sharma's employment agreement also contains standard termination provisions for disability, for cause, and for good reason. Mr. Sharma's employment agreement further provides for benefits and contains confidentiality and non-competition provisions that prohibit him from competing with the Company. The period covered by the non-competition provisions will end three years after the expiration of the agreement or after Mr. Sharma's termination.

            On January 1, 2001, the Company entered into a Consulting Agreement with Rakesh K. Sharma, M.D., which provides for an initial term of three years commencing January 1, 2001, in exchange for Dr. Sharma's part-time services to the Company. It is anticipated that Dr. Sharma will devote approximately 25% of his time to the affairs of the Company under the agreement. The monthly compensation under the agreement is $8,333 commencing January 1, 2001, and continuing each month thereafter for 36 months, and shall be accrued until such time as the Company has sufficient funds and working capital to pay such compensation. Dr. Sharma's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with the Company.

            On January 1, 2001, the Company entered into a Consulting Agreement with Jugal K. Taneja, which provides for an initial term of three years commencing January 1, 2001, in exchange for Mr. Taneja's part-time services to the Company. It is anticipated that Mr. Taneja will devote approximately 25% of his time to the affairs of the Company under the agreement. The monthly compensation under the agreement is $8,333 commencing January 1, 2001, and continuing each month thereafter for 36 months, and shall be accrued until such time as the Company has sufficient funds to pay such compensation. Mr. Taneja's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with the Company.

            On January 1, 2001, the Company entered into a Consulting Agreement with Stephen M. Watters, which provides for an initial term of three years commencing January 1, 2001, in exchange for Mr. Watters's part-time services to the Company. It is anticipated that Mr. Watters will devote approximately
25% of his time to the affairs of the Company under the agreement. The monthly compensation under the agreement is $8,333 commencing January 1, 2001, and continuing each month thereafter for 36 months, and shall be accrued until such time as the Company has sufficient funds to pay such compensation. Mr. Watters consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information, as of December 31, 2000 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                   AMOUNT AND
                                                   NATURE OF         APPROXIMATE
TITLE OF          NAME AND ADDRESS                 BENEFICIAL         PERCENT
CLASS             OF BENEFICIAL OWNER              OWNERSHIP(1)       OF CLASS
-----             ----------------------           ------------      ---------

Common            Jugal K. Taneja (2)                416,668           23.2%
                  7270 Sawgrass Point Drive
                  Pinellas Park, FL 33782

Common            Rakesh K. Sharma, M. D. (3)        342,593           19.1%
                  1819 Alicia Way
                  Clearwater, FL 33764

Common            21st Century Health Care Fund      155,556            8.7%
                  7270 Sawgrass Point Drive
                  Pinellas Park, FL 33782

Common            Carnegie Capital, Ltd.             155,556            8.7%
                  7270 Sawgrass Point Drive
                  Pinellas Park, FL 33782

Common            Brod Living Trust                   138,889           7.7%
                  1 Cedar Glen Drive
                  Blairstown, NJ 07825

Common            Stephen M. Watters                 157,407            8.8%
                  6925 112th Circle N., Suite 101
                  Largo, FL 33773

Common            Vikrant Sharma                         -0-            -0-%
                  1000 Saint Mellion Drive
                  Presto, PA 15142

Common            Mahesh Amin, M.D.                   68,519            3.8%
                  1802 Nottingham Lane
                  Clearwater, FL 33764

Common            Francis J. Averill, M.D.            37,037            2.1%
                  2140 Long Bow Lane
                  Clearwater, FL 33764

Common            Umesh Choudhry, M.D.                64,352            3.6%
                  7920 Oliver Road
                  Largo, FL 33777

Common            Sanjiv Kapil, M.D.                  62,037            3.5%
                  207 S. Coolidge Avenue
                  Tampa, FL 33609

Common            Rajinder S. Puri, M.D.              61,111            3.4%
                  1209 Lakepoint Terrace
                  Lakeland, FL 33813

Common            George L. Stuart, Jr. (4)            6,944             * %
                  6925 112th Circle N., Suite 101
                  Largo, FL 33773

Common            Linda McClintock-Greco, M.D.          -0-             -0-%
                  6925 112th Circle N., Suite 101
                  Largo, FL 33773

Common            All officers and directors as    1,059,262           59.0%
                  a group (9 persons)
------------------------
    *Less than one percent


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

(2) Includes 338,890 shares beneficially owned: (i) 155,556 shares owned by 21st Century Health Care Fund, (ii) 155,556 shares owned by Carnegie Capital, Ltd. and (iii) 27,778 shares owned by Dynamic Health Products, Inc. Mr. Taneja is the general partner of both 21st Century Health Care Fund and Carnegie Capital, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to such shares. Mr. Taneja is a controlling shareholder of Dynamic Health Products, Inc., with beneficial ownership of approximately 67% of its outstanding common stock.

(3) Includes 18,519 shares beneficially owned, which shares are owned by RK Family Partnership. Dr. Sharma is the general partner and as such, Dr. Sharma holds sole voting and investment power with respect to such shares.

(4) George L. Stuart, Jr., in addition to his ownership of 6,944 shares of the Company, holds options to purchase 13,889 post-split shares of common stock of the Company, none of which may be exercised within 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company does not have a policy with regards to entering into transactions with affiliates.

            The Company's operations were previously located at facilities located at 6950 Bryan Dairy Rd., Largo, FL 33777, owned by Dynamic Health Products, Inc. Jugal K. Taneja, who is a Director of the Company, is the beneficial owner of approximately 67% of the shares of Dynamic Health Products, Inc. Also, Dr. Sharma, who is President, Secretary and a Director of the Company, is on the Board of Directors of Dynamic Health Products, Inc. No rent was charged for the Company's use of the facilities during its initial development phase. On September 1, 1999, the Company moved its operations to new office space located at 6925 112th Circle North, Suite 101, Largo, Florida 33773.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

            See pages F-1 through F-21.


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

(a)(3) Exhibits.

            The following exhibits are filed with this report:

3.1         Articles of Incorporation dated April 15, 1999.(1)

3.2         Articles of Amendment to Articles of Incorporation dated May 12,
            1999.(1)

3.3         Articles of Amendment to Articles of Incorporation dated April 16,
            2001.

10.1 Lease Agreement between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated August 17, 1999.(1)

10.2 Lease Addendum between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated January 20, 2000. (2)

21.1        List of Subsidiaries.
-----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration Statement No. 333-80475.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

 (b) Reports on Form 8-K.

            During the year ended December 31, 2000, the Company filed three reports on Form 8-K.

            Form 8-K dated July 17, 2000, with respect to a change in the Company's certifying accountants, whereby Deloitte & Touche LLP terminated its client-accountant relationship with the Company.

            Form 8-K/A dated August 8, 2000, with respect to a change in the Company's certifying accountants, whereby Deloitte & Touche LLP terminated its client-accountant relationship with the Company.

            Form 8-K dated February 20, 2001, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the year ended December 31, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EONNET MEDIA, INC.

Dated: April 16, 2001                  By: /s/  Vikrant Sharma
                                           -------------------
                                       Vikrant Sharma, Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                            Date

/s/ Vikrant Sharma            Chief Executive Officer             April 16, 2001
-------------------------     and Director
Vikrant Sharma

/s/ Rakesh Sharma, M. D.      President, Secretary                April 16, 2001
-------------------------     and Director
Rakesh Sharma, M. D.

/s/ Jugal K. Taneja           Director                            April 16, 2001
-------------------------
Jugal K. Taneja

                               EONNET MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  LARGO FLORIDA
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                               EONNET MEDIA, INC.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Operations for the year ended
     December 31, 2000 and for the period from May 14, 1999
     (date of inception) to December 31, 1999                                F-4

Consolidated Statement of Shareholders' Deficit for the year
     Ended December 31, 2000 and for the period from May 14, 1999
     (date of inception) to December 31, 1999                          F-5 - F-6

Consolidated Statement of Cash Flows for the year ended
     December 31, 2000 and for the period from May 14, 1999
    (date of inception ) to December 31, 1999                          F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Eonnet Media, Inc.:

We have audited the accompanying consolidated balance sheets of Eonnet Media, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from May 14, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from May 14, 1999(date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development and management of an Internet site. As discussed in Note 2 to the financial statements, the Company's operating loss since inception raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek, & Keelan, LLP
Certified Public Accountants

Tampa, Florida
March 8, 2001
Except for Note 13 as to
which the date is April 10, 2001

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                                 LARGO, FLORIDA
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS



                                                      2000                  1999
                                                ----------------       --------------
Current assets
Cash                                            $    332,291           $   658,629
Other current assets                                  11,256                40,454
                                                ----------------       --------------
Total current assets                                 343,547               699,083

Property and equipment (net)                         120,921                82,023

Other assets                                           2,458                 1,603
                                                ----------------       --------------

Total Assets                                    $    466,926           $   782,709
                                                ================       ==============

                                   LIABILITIES

Accounts payable                                $     263,888          $   174,417
Other current liabilities                             132,279               43,289
Loans payable                                         182,375                  -
Due to purchasers of common stock                     135,000              775,000
Current portion of long term debt                      41,313               25,417
                                                ----------------       --------------

Total current liabilities                            754,855             1,018,123
                                                ----------------       --------------

Long term debt
  Notes and leases payable                               -                  35,948
  Convertible notes                                  225,000                   -
                                                ----------------       --------------

     Total liabilities                               979,855             1,054,071
                                                ----------------       --------------

Stockholders' deficit
  Preferred stock par value .01 -
    5,000,000 shares authorized,
    no shares issued and outstanding                     -                     -
  Common stock par value .01-
    95,000,000 shares authorized,
    1,795,679 and 23,250,000 shares
    issued and outstanding                            17,957               225,000
  Additional paid-in capital                       1,731,322               166,000
  Stock subscription receivable                      (79,525)              (45,000)
  Accumulated deficit                             (2,182,683)             (617,362)
                                                ----------------       --------------

     Total stockholders' deficit                    (512,929)             (271,362)
                                                ----------------       --------------

      Total liabilities and shareholders'
        deficit                                 $    466,926           $   782,709
                                                ================       ==============

Please read accompanying notes.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                                 LARGO, FLORIDA
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                        YEAR ENDED DECEMBER 31, 2000 and
            PERIOD FROM MAY 14, 1999 (inception) to DECEMBER 31, 1999

                                                                                    May 14, 1999                May 14, 1999
                                                                                   (inception) to              (inception) to
                                                           2000                    December 31, 1999          December 31, 2000
                                                  ------------------------     -----------------------     -------------------------

Sales                                             $       20,670               $         900                  $    21,570

Operating expenses
Depreciation                                              35,690                       4,294                       39,984
Advertising and promotion                                117,903                      27,394                      145,297
Payroll and related taxes                                768,890                     313,495                    1,082,385
Website expense                                          139,284                      45,169                      184,453
Legal and professional fees                              287,181                     192,425                      479,606
Other operating expenses                                 232,991                      49,187                      282,178
                                                  ------------------------     -----------------------     -------------------------

Total operating expense                                1,581,939                     631,964                    2,213,903
                                                  ------------------------     -----------------------     -------------------------

Net operating loss                                    (1,561,269)                   (631,064)                  (2,192,333)

Other income (expense)
Interest income                                           24,202                      16,626                       40,828
Interest expense                                         (28,254)                     (2,924)                     (31,178)
                                                  ------------------------     -----------------------     -------------------------

Total other income (expense)                              (4,052)                     13,702                        9,650
                                                  ------------------------     -----------------------     -------------------------

Net loss                                          $   (1,565,321)              $    (617,362)                 $(2,182,683)
                                                  ========================     =======================     =========================

Basic and diluted loss per share                           (1.22)                      (0.49)
                                                  ========================     =======================

Weighted average common shares outstanding             1,280,549                   1,250,000
                                                  ========================     =======================


Please read accompanying notes.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                                 LARGO, FLORIDA
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                                                         Additional
                                                            Preferred Stock                  Common Stock                 Paid-In
                                                         Shares        Amount           Shares           Amount           Capital
                                                     -------------------------------------------------------------------------------
Initial Issuance Of Common
  Stock, May 14, 1999                                        -            $ -         22,500,000       $ 225,000      $         -

    Contributed services                                     -              -                  -               -          166,000

    Stock subscription receivable for shares
      subject to recission                                   -              -                  -              -                  -

    Net loss                                                 -              -                  -               -                -

                                                     ----------    -----------    ---------------    ------------    ---------------
Balances, December 31, 1999                                  -              -         22,500,000         225,000          166,000

  Shares from termination of rescission offer                -              -            615,000           6,150          608,850

  Stock subscription receivable                              -              -          3,075,000          30,750           21,525

  Contributed services (Note 2)                              -              -                  -               -           44,950

  Stock issued for services                                  -              -          3,005,000          30,050           21,035

  Stock issued as severance pay                              -              -            190,000           1,900          188,100

  Stock issued for professional fees                         -              -            218,750           2,188          141,562

  Stock issued to satisfy payables                           -              -            251,250           2,512          123,738

  Expenses of free share offering                            -              -                  -               -          (92,094)

  Stock subscription satisfied                               -              -                  -               -                -

  Minority interest in EMC911                                -              -                  -               -           42,063

  Shares issued to acquire minority
    interest in EMC911.com                                   -              -          2,466,666          24,667          160,333

  Net loss                                                   -              -                  -               -                -

  1 for 18 reverse stock split                                                       (30,525,987)       (305,260)         305,260
                                                     ----------    -----------    ---------------    ------------    -------------
Balances, December 31, 2000                                  -            $ -          1,795,679        $ 17,957      $ 1,731,322
                                                     ==========    ===========    ===============    ============    =============

Please read accompanying notes.

                                                     Stock
                                                  Subscription             Accumulated
                                                   Receivable                Deficit                    Total
                                                 -----------------------------------------------------------------------
Initial Issuance Of Common
  Stock, May 14, 1999
                                                          -            $            -            $     225,000
  Contributed services
                                                          -                         -                  166,000
  Stock subscription receivable for shares
    subject to recission                            (45,000)                        -                  (45,000)

  Net loss                                                -                  (617,362)                (617,362)

                                                --------------        ------------------         ---------------

Balances, December 31, 1999                         (45,000)                 (617,362)                (271,362)

  Shares from termination of rescission offer             -                         -                  615,000

  Stock subscription receivable                     (52,275)                        -                        -

  Contributed services (Note 2)                           -                         -                   44,950

  Stock issued for services                               -                         -                   51,085

  Stock issued as severance pay                           -                         -                  190,000

  Stock issued for professional fees                      -                         -                  143,750

  Stock issued to satisfy payables                        -                         -                  126,250

  Expenses of free share offering                         -                         -                  (92,094)

  Stock subscription satisfied                       45,000                         -                   45,000

  Minority interest in EMC911                             -                         -                   42,063

  Shares issued to acquire minority
    interest in EMC911.com                          (27,250)                        -                  157,750

  Net loss                                                -                (1,565,321)              (1,565,321)

  1 for 18 reverse stock split

                                                --------------        ------------------         ---------------
Balances, December 31, 2000                       $ (79,525)           $   (2,182,683)           $    (512,929)
                                                ==============        ==================         ===============

Please read accompanying notes.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                                  LARGO FLORIDA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 2000 and
            PERIOD FROM MAY 14, 1999 (inception) to DECEMBER 31, 1999

                                                                                             May 14, 1999            May 14, 1999
                                                                                            (inception) to          (inception) to
                                                                           2000            December 31, 1999       December 31, 2000
                                                                      --------------      -------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (1,565,321)         $    (617,362)         $  (2,182,683)
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities
      Depreciation                                                           35,690                  4,294                39,984
      Compensation paid in stock                                            286,035                166,000               452,035
      Stock issued for professional services                                113,750                                      113,750
      (Increase) decrease in:
         Other current assets                                                 8,345                (16,237)               (7,892)
      Increase (decrease) in:
         Accounts payable                                                   185,808                174,417               360,225
         Accrued expenses                                                   103,989                 43,289               147,278
                                                                      --------------      -------------------      -----------------
  Net cash provided (used) by operating activities                         (831,704)              (245,599)            1,077,303)
                                                                      --------------      -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                        (74,588)               (33,196)             (107,784)
                                                                      --------------      -------------------      -----------------
  Net cash provided (used) by investing activities                          (74,588)               (33,196)             (107,784)
                                                                      --------------      -------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                               157,750                180,000               337,750
  Payments on long-term debt                                                (20,052)               (17,576)              (37,628)
  Proceeds from convertible debt                                            225,000                      -               225,000
  Stock subscriptions collected                                              45,000                      -                45,000
  Loan proceeds                                                             182,375
  IPO expenses paid                                                         (27,181)                     -               (27,181)
  Sale of stock subject to recission                                         42,062                775,000               817,062
  Cash payments to rescinding shareholders                                  (25,000)                                     (25,000)
                                                                      --------------      -------------------      -----------------
    Net cash provided (used) by financing activities                        579,954                937,424             1,335,003
                                                                      --------------      -------------------      -----------------

Please read accompanying notes.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                                 LARGO, FLORIDA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
            PERIOD FROM MAY 14, 1999 (inception) to DECEMBER 31, 1999

                                                                                             May 14, 1999            May 14, 1999
                                                                                            (inception) to          (inception) to
                                                                           2000            December 31, 1999       December 31, 2000
                                                                      --------------      -------------------      -----------------
Net increase (decrease) in cash for the year                               (326,338)               658,629                332,291
Cash at beginning of year                                                   658,629                    -                      -
                                                                      --------------      -------------------      -----------------
Cash at end of year                                                    $    332,291          $     658,629          $     332,291
                                                                      ==============      ===================      =================

Supplemental Information
  Cash paid for interest                                               $     13,139          $       2,924          $      16,063
                                                                      ==============      ===================      =================
  Cash paid for taxes                                                  $        -            $         -            $         -
                                                                      ==============      ===================      =================

Non cash transactions
  Common stock sold subject to rescission                              $        -            $     775,000          $     775,000
                                                                      ==============      ===================      =================

  Stock subscriptions for receivable                                   $    (79,525)         $      45,000          $     (34,525)
                                                                      ==============      ===================      =================

  Stock issued for services                                            $    399,785          $         -            $     399,785
                                                                      ==============      ===================      =================

  Stock issued in satisfaction of payables                             $    126,250          $         -            $     126,250
                                                                      ==============      ===================      =================

  IPO expenses in accounts payable                                     $     14,913          $         -            $      14,913
                                                                      ==============      ===================      =================

  Write off of prepaid IPO expenses                                    $     20,000          $         -            $      20,000
                                                                      ==============      ===================      =================

  Common stock issued for IPO expenses                                 $     60,000          $         -            $      60,000
                                                                      ==============      ===================      =================

Please read accompanying notes.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS


Eonnet Media, Inc. (the "Company") was incorporated in Florida in April 1999 as Doctorsurf.com. The Company changed its name to Eonnet Media, Inc. in conjunction with its merger with Eonnet Technologies Inc. (Note 13). The Company's mission is to provide a premier Internet website for doctors that is dedicated to doctor education, communication, and information exchange using state-of-the-art technology, security, doctor authentication, and a combination of Internet protocols. The Company activated its website during the first quarter of 2000. The Company's fiscal year-end is December 31. During 1999, the Company filed a registration statement on Form SB-2 for the issuance of 25,000,000 shares of common stock. On March 7, 2000, the registration statement was declared effective by the Securities and Exchange Commission (the "SEC").

In January 2000, Eonnet Media formed EMC911.com, Inc. ("EMC") to develop and market an emergency medical card. Through its website, EMC collects and stores medical information provided by subscribers. Using the "EMC card", medical personnel can access information they need such as blood type, allergies, primary physician and insurance carrier. EMC is a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company is a development stage enterprise, which has yet to generate sufficient revenues to support further operations. In order to fund operations to date, the Company has relied on funding from sales of the Company's equity securities. The Company's operating losses since inception raises substantial doubt about its ability to continue as a going concern.

The Company's success is dependent upon its ability to raise sufficient investment capital to support the operation of its Internet websites, thereby generating revenues to continue to fund operations. Management is considering raising capital through a public offering.

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

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Principles of Consolidation - The consolidated financial statements include the accounts of Eonnet Media Inc and its wholly owned subsidiary, EMC. collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity at time of purchase of three months or less to be cash equivalents.

Subscription Receivable - On June 21, 1999, the Company entered into a stock subscription agreement with an individual to sell 70,000 (pre-split) shares of the Company's common stock at a purchase price of $1 per share. The Company received $25,000 cash and a subscription receivable for $45,000. In January 2000, $10,000 of the subscription receivable was satisfied for cash. The remaining $35,000 subscription receivable was terminated and the related shares (35,000 shares) were sold to other investors for $35,000 in cash.

In December 2000 the Company entered into stock subscription agreements with various shareholders to sell 3,075,000 (pre-split) shares of stock at .017 per share. A receivable of $52,275 has been recorded in connection with this sale.

Property and Equipment - Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (ranging from three to seven years). Leasehold improvements and equipment under capital leases are amortized over the lives of the respective leases or the service lives of the assets, whichever is shorter. Accelerated methods are used for tax depreciation.

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

Advertising - The Company's policy is to expense advertising costs as the costs are incurred

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Stock-Based Compensation - The Company has adopted only the disclosure provisions of SFAS No. 123) ("SFAS No. 123"), Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, is disclosed in Note 6.

Loss per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution of securities that could share in the loss. The 750,000 (pre-split) shares of common stock subject to the recission offer have been excluded from both the basic and diluted loss per common share computations because the Company treated these shares as a liability until the rescission period ended in August 2000.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs of Start-Up Activities- The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The standard requires cost of start-up and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company accounts for start-up costs and organization costs in accordance with SOP No. 98-5.

Software Development Costs - In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 states that for software obtained or developed for internal use, computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs to develop internal use computer software during the application development stage should be capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. SOP No. 98-1 also provides that these capitalized development costs should be amortized in a systematic and rational manner over the estimated useful life of the software. Training and maintenance costs incurred during the post-implementation operating stage should be expensed as incurred. This statement is effective for financial statement periods ending after December 15, 1999. The Company does not develop software and therefor is not subject to the requirements of SOP No. 98-1.

Derivative Financial Instruments - In June 1998, the FASB issued SFAS No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not use derivatives or engage in hedging activities therefor the adoption of SFAS No. 133 will not have an effect on the Company's financial statements.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT


At December 31, 2000 and 1999, property and equipment consist of the following:
                                                  2000                 1999
                                               ----------            ---------
Office equipment                               $    8,397            $   3,632
Furniture and fixtures                              8,918                2,991
Computer equipment                                 67,675               25,503
Equipment under capital leases                     53,121               53,121
Leasehold improvements                             22,717                1,070
                                               ----------            ---------
                                                  160,828               86,317
Less accumulated depreciation
 and amortization                                 (39,907)              (4,294)
                                               ----------           ----------
Total                                          $ 120,921            $   82,023
                                               ==========            =========

Depreciation and amortization expense for the year ended December 31, 2000 and for the period from May 14, 1999 (date of inception) to 1999 was $35,690 and $4,294 respectively.

NOTE 4 - DUE TO PURCHASERS OF COMMON STOCK


During 1999 the Company sold 750,000 (pre-split) shares of the Company's common stock for $1 per share. Due to a possible violation of the Securities Act of 1933 requirements, the Company issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $1. As of December 31, 1999 the proceeds from the issuance of these shares of stock have been classified outside of equity in the accompanying balance sheet.

The December 31, 1999 balance sheet also includes $25,000 received from an investor for the purchase of 2,500,000 common (pre-split) shares of the Company. A stock certificate for the shares was not issued to this investor because the Company had requested certain information to ensure the investor was accredited. The investor never provided the requested information and in March 2000 the Company refunded the $25,000. Because of the missing information the shares were never issued and are not included in the number of shares of common stock outstanding as of December 31, 1999.

During 2000, eleven shareholders elected to have the Company repurchase a total of 135,000 (pre-split) shares of stock pursuant to the 1999 repurchase offer. The rescinding shareholders have been issued notes payable. The notes bear interest at 8% per annum and are payable when the Company completes its next debt or equity financing with proceeds of at least $500,000.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 5 - LOANS PAYABLE

This account includes $131,750 payable to previous investors in EMC. The Company repurchased their investment in EMC in exchange for a loan payable.

This account includes an additional $50,625 in amounts due to previous EMC investors. These investors will be paid in cash when the Company receives the stock certificate or affidavit of loss.

NOTE 6 - LONG-TERM OBLIGATIONS


At December 31, 2000 and 1999, long-term obligations consist of the following:

Computer equipment under capital lease - $53,121
original principal balance, bearing interest at
17.97% per annum; monthly principal and interest
payments of $1,930; maturing in November 2002;
collateralized by the equipment                           $ 41,313      $ 51,130

Loan payable to credit company - $25,820 original
principal balance, bearing interest at 9.58% per
annum; monthly principal and interest payments of
$2,096; maturing in June 2000.                                   -        10,235
                                                          ----------    --------

                                                            41,313        61,365
Less current portion of long-term debt                      41,313        25,417
                                                          ----------    --------

                                                          $      -      $ 35,948
                                                          ==========    ========

As of December 31, 2000 the Company was in default under the capital lease and the lessor has the right to repossess the equipment or accelerate the lease payments. Therefore the remaining balance has been classified as current. The Company is attempting to negotiate a buy out of the lease.

In July 2000 the Company issued convertible demand notes to five investors totaling $225,000. Interest at 8% per annum is payable quarterly beginning November 1, 2000. At the lenders' option the notes may be converted into share of Doctorsurf common stock at a rate of one share for every dollar converted.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES


In August 1999 the Company entered into a one year operating lease for 1800 square feet of office space with a monthly payment of $1,200, plus applicable sales tax. In February 2000, the lease was amended to include an additional 1,100 square feet of office space. The monthly payment increased to approximately $1,650. In addition, the commencement date of the original was changed to February 1, 2000. The amended lease is renewable at the option of the Company for an additional two-year term. The Company has ability to terminate the lease at any time by providing 90 days notice.

NOTE 8 - STOCK REGISTRATION

On March 7, 2000, the registration statement on Form SB-2 Post-Effective Amendment No. 2 was declared effective by the Securities and Exchange Commission (the "SEC"). The 25,000,000 shares of common stock registered thereunder are approved for issuance in the states of California, Louisiana, and Georgia. Approval for issuance in additional states is pending. Pursuant to the Company's marketing plan, these registered shares will be issued at no cost to doctors who become secured members on the Company's website. At this time the Company is unable to determine how many doctors will qualify for the free shares. The fair market value of these shares will be charged to operations as promotion costs at the time of their issuance.

NOTE 8 - EARNINGS PER SHARE


Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Although the Company has issued some potentially dilutive securities, diluted earnings per share is the same as basic earnings per share because the Company incurred a net operating loss.

The Company's potentially dilutive securities include $225,000 in convertible debt that could be converted into 225,000 (pre-split) shares of stock. In addition, the Company has issued 405,000 options to purchase common stock at one dollar per share to current and former employees.

The earnings per share calculations have been adjusted to reflect the 1 for 18 reverse stock split that occurred on January 27, 2001.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000


NOTE 9 - STOCK OPTIONS


During the period from May 14, 1999 (date of inception) through December 31, 1999, the Company granted stock options to certain employees and the Chief Executive Officer ("CEO"). The CEO was granted 250,000 stock options according to the terms of an employment agreement; 100,000 of these options vested on December 1, 1999 (effective hiring date per employment agreement) and the remaining 150,000 options vested when the CEO's employment was terminated in July 2000. These options expire on December 1, 2003.

An additional 50,000 stock options were granted to certain employees on December 31, 1999. These options vested immediately and expired on January 1, 2001. During 2000, an additional 105,000 options were granted to various employees. These options also vested immediately and expire on January 1, 2002.

As of December 31, 2000, 405,000 options are exercisable. All options have an exercise price at their grant date of $1, which equals the market price of the stock at that time. As of December 31, 2000, none of the stock options have been exercised.


                                                 Number of            Exercise
Incentive Stock Options                     Shares (pre-split)         Price
Outstanding May 14, 1999
  (date of inception)                                     -           $      -

Granted                                             300,000                  1
Exercised                                                 -                  -
Forfeited                                                 -                  -
                                               ------------           ----------

Outstanding December 31, 1999                       300,000                  1

Granted                                             105,000                  1
Exercised                                                 -                  -
Forfeited                                                 -                  -
                                               ------------           ----------

Outstanding December 31, 2000                       405,000           $      1
                                                   ========           ==========

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
       PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 9 - STOCK OPTIONS (continued)


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


                          December 31, 2000               December 31, 1999
                        Net Loss     Per Share         Net Loss       Per Share
                     ------------    ---------        ------------    ---------
As reported          $ (1,565,321)   $ (0.07)         $ (602,363)     $ (0.03)
Pro forma            $ (1,567,106)   $ (0.07)         $ (647,682)     $ (0.03)

The weighted-average fair value of options granted in 2000 and 1999 was $1.00. The estimated fair value was determined using the minimum value method with the following weighted-average assumptions used

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

NOTE 10 - OFFICER COMPENSATION


The Company has eight part-time officers. These officers are engaged in marketing, competitive research, and website design and evaluation.

The value of these services during the period from May 14, 1999 (date of inception) to December 31, 1999 has been estimated to be $166,000 and has been recorded as compensation expense and contributed capital in the accompanying statement of operation. During 2000 an additional $44,950 in compensation expense was treated as a contribution of capital. Beginning in the fourth quarter of 2000 these officers were issued 1,555,000 (pre-split) shares of stock for services rendered during the quarter. Compensation expense of $43,435 was recorded in connection with the issuance of the shares.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 11 - STRATEGIC PARTNERSHIPS AND AFFILIATION AGREEMENTS


The Company depends on third parties to provide many of the services that it offers to its members. These services include medical and national news, financial information, practice management services, secure messaging services, video and audio conferencing, and continuing medical education courses. The Company has entered into co-branding or distribution agreements, ranging from twelve to twenty-four months, on medical and national news, financial information and secure messaging services. The Company intends to enter into additional strategic partnerships with content providers to provide content for its website.

In October 2000 the Company hired PSINet, Inc to provide managed web services and equipment necessary to the operation of the Company's website. Pursuant to the contract, for the next two years PSINet will provide services and equipment valued at $2,400,000 in exchange for approximately 4,400,000 (pre-split) shares of the Company's common stock.

The actual number of shares to be issued will be determined quarterly based on PSINet's standard billing rates divided by a stock value of $0.5412 per share. The contract contains provisions that protect PSINet from dilution including right of first offer, co-sale rights and the right to purchase preferred stock. In addition, the share value used in the calculation of the number of shares to be issued is subject to adjustment for stock splits and the sale of shares at lower prices. As of December 31, 2000, the Company owed PSINet approximately $65,000 or 120,500 (pre-split) shares.

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company does not have a policy with regards to entering into transactions with affiliates.

The Company's operations were previously located at facilities located at 6950 Bryan Dairy Rd., Largo, FL 33777, owned by Dynamic Health Products, Inc. Jugal
K. Taneja, who is a Vice President, Secretary and a Director of the Company, is the beneficial owner of approximately 40.2% of the shares of Dynamic Health Products, Inc. In addition, Dr. Sharma, who is President and a Director of the Company, is on the Board of Directors of Dynamic Health Products, Inc. No rent was charged for the Company's use of the facilities during its initial development phase. On September 1, 1999, the Company moved its operations to new office space located at 6925 112th Circle North, Suite 101, Largo, Florida 33773.

The Company's legal counsel is Foley & Lardner. Martin A. Traber is a partner at Foley & Lardner, as well as a Director of the Company.

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

NOTE 13 - INCOME TAXES The Company has a gross deferred tax asset as of December 31, 2000 and 1999 of approximately $443,000 and $132,00 respectively. This asset is comprised of the potential future tax benefit of its operating losses to date. The Company has net operating loss carry forwards for tax purposes of approximately $2,082,000 available to offset future taxable income. These loss carry forwards expire in 2019 and 2020.

Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets and determined it is more likely than not that the deferred tax asset will not be realized. Therefore a 100 percent valuation allowance has been established against the gross deferred tax asset. For the periods ending December 31, 2000 and 1999 the valuation allowance increased by $311,000 and $132,000 respectively.

NOTE 14 - SUBSEQUENT EVENTS


On January 27, 2001 the Company's shareholders approved a 1 for 18 reverse stock split. As required by generally accepted accounting principles the December 31, 2000 financial statements have been restated to reflect the reverse split. In addition earnings per share for the years December 31, 2000 and 1999 have also been restated basic and diluted earnings per share and the weighted average shares outstanding have been restated to reflect the split.

On April 9 2001, the Company merged with Eonnet Technologies, Inc. an Internet consulting company based in Pittsburgh Pennsylvania. In connection with the merger, the Company will issue 1,000,000 shares (post split) of common stock to shareholders of Eonnet Technologies Inc. in exchange for 100% of Eonnet Technologies' stock. As part of the merger, Doctorsurf.com changed its name to Eonnet Media, Inc. In addition, the Company will enter into a three-year employment agreement with the majority shareholder of Eonnet Technologies to serve as Chief Executive Officer of the combined company for an annual salary of $120,000.