Form 10-Q
period 2001-03-31
EONNET MEDIA INC
filed 2001-08-14
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended March 31, 2001

                                       or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28097


                               EONNET MEDIA, INC.
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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 13, 2001 was 2,795,679.

                         PART I - FINANCIAL INFORMATION

                   Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                        EONNET MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS

                                                                  March 31,
                                        December 31,                2001
                                            2000                 (unaudited)
                                    --------------------    --------------------
Current assets
   Cash                                 $ 332,291               $ 136,459
   Due from affiliate                                              50,000
   Other current assets                    11,256                  39,998
                                    --------------------    --------------------

      Total current assets                343,547                 226,457

Property and equipment (net)              120,921                 114,623

Other assets                                2,458                   2,458
                                    --------------------    --------------------

           Total Assets                 $ 466,926               $ 343,538
                                    ====================    ====================

                                   LIABILITIES

                                                                               March 31,
                                                        December 31,             2001
                                                            2000             (unaudited)
                                                    -----------------    -----------------

Accounts payable                                    $        263,888     $        281,430
Other current liabilities                                    132,279              116,153
Loans payable                                                182,375              131,750
Due to purchasers of common stock                            135,000              135,000

Current portion of long term debt                             41,313               41,313
                                                    -----------------    -----------------
      Total current liabilities                              754,855              705,646
                                                    -----------------    -----------------

Long term debt

   Notes and leases payable                                        -                    -
   Convertible notes                                         225,000              225,000
                                                    -----------------    -----------------
         Total liabilities                                  979,855              930,646
                                                    -----------------    -----------------

Stockholders' deficit
   Preferred stock par value .01 - 5,000,000
    shares authorized, no shares issued
    and outstanding                                               -                    -
   Common stock par value .01- 95,000,000
    shares authorized, 1,795,679 and 1,795,679
    shares issued and outstanding                            17,957               17,957
   Additional paid-in capital                             1,731,322            1,731,322
   Stock subscription receivable                            (79,525)             (79,525)
   Accumulated deficit                                   (2,182,683)           (2,256,862)
                                                    -----------------    -----------------
         Total stockholders' deficit                $      (512,929)     $       (587,108)
                                                    -----------------    -----------------

           Total liabilities and
            shareholders' deficit                   $       466,926      $        343,538
                                                    =================    =================

Please read accompanying notes.

                        EONNET MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                              (UNAUDITED)                      May 14, 1999
                                      Three months ended March 31,            (inception) to
                             -----------------------------------------
                                       2001                  2000            December 31, 2000
                             -------------------   -------------------   ---------------------

Sales                              $      3,816          $      1,370            $     25,386

Operating expenses

  Depreciation                            6,298                 5,729                  46,282

  Advertising & promotion                   700                67,921                 145,997

  Payroll and related taxes              39,403               202,992               1,121,788

  Website expense                         7,982                11,159                 192,435

  Legal & professional fees                 224                71,815                 479,830

  Other operating expenses               15,791                65,516                 297,969
                             -------------------   -------------------   ---------------------


    Total operating expense              70,398               425,132               2,284,301
                             -------------------   -------------------   ---------------------


    Net operating loss                  (66,582)             (423,762)             (2,258,915)

Other income (expense)

  Interest income                         1,266                 7,405                  42,094

  Interest expense                      (8,863)                (3,539)                (40,041)
                             -------------------   -------------------   ---------------------

    Total other income
      (expense)                         (7,597)                 3,866                   2,053
                             -------------------   -------------------   ---------------------

Net loss                           $   (74,179)          $   (419,896)           $ (2,256,862)
                             ===================   ===================   =====================

    Basic and diluted loss
per share                                (0.06)                 (0.33)
                             ===================   ===================

    Weighted average
common shares outstanding             1,280,549             1,253,889
                             ===================   ===================

                        EONNET MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         May 14, 1999
                                             Three months ended March 31,                (inception) to
                                       ------------------------------------------
                                             2001                   2000               December 31, 2000
                                       -----------------    ---------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $   (74,179)        $       (419,897)        $      (2,256,862)
  Adjustments to reconcile net
   income to net cash provided (used)
   by operating activities

      Depreciation                            6,298                    5,729                    46,282

      Compensation paid in stock                                           -                   452,035
      Stock issued for professional
       services                                   -                   54,950                   113,750
      (Increase) decrease in:

        Other current assets                  6,258                  (49,133)                   (1,634)
      Increase (decrease) in:

        Accounts payable                    (17,458)                 150,393                   342,767

        Accrued expenses                    (16,126)                  16,919                   131,152
                                       -----------------    ---------------------    ----------------------
    Net cash provided (used) by
operating activities                        (95,207)                (241,039)               (1,172,510)
                                       -----------------    ---------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment              -                  (46,803)                 (107,784)
  Purchase of minority interest in
    EMC911.com                              (50,625)                       -                   (50,625)

  Loans to affiliate                        (50,000)                       -                   (50,000)
                                       -----------------    ---------------------    ----------------------
    Net cash provided (used) by
investing activities                       (100,625)                 (46,803)                 (208,409)
                                       -----------------    ---------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of stock                     -                  385,250                   337,750

  Payments on long-term debt                      -                  (10,855)                  (37,628)

  Proceeds from convertible debt                  -                        -                   225,000

  Stock subscriptions collected                   -                   45,000                    45,000

  Loan proceeds                                   -                        -                   182,375

  IPO expenses paid                               -                  (20,000)                  (27,181)

  Sale of stock subject to recission              -                        -                   817,062





  Cash payments to rescinding
shareholders                                      -                  (25,000)                  (25,000)
                                       -----------------    ---------------------    ----------------------
    Net cash provided (used) by
financing activities                              -                  374,395                 1,517,378
                                       -----------------    ---------------------    ----------------------
Please read accompanying notes.
                                                                                         May 14, 1999
                                           March 31,             March 31,               (inception) to
                                             2001                   2000               December 31, 2000
                                       -----------------    ---------------------    ----------------------

Net increase (decrease) in cash for
the year                                $  (195,832)        $         86,553         $         136,459

Cash at beginning of year                   136,459                  658,629                         -
                                       -----------------    ---------------------    ----------------------
Cash at end of year                     $   332,291         $        745,182         $         136,459
                                       =================    =====================    ======================

Supplemental Information

  Cash paid for interest                $         -         $          3,539         $          16,063
                                       =================    =====================    ======================

  Cash paid for taxes                   $         -         $              -         $               -
                                       =================    =====================    ======================

Non cash transactions

  Common stock sold subject to
    rescission                          $         -         $              -         $         775,000
                                       =================    =====================    ======================


  Stock subscriptions for receivable    $         -         $              -         $         (34,525)
                                       =================    =====================    ======================


  Stock issued for services             $         -         $              -         $         399,785
                                       =================    =====================    ======================


  Stock issued in satisfaction of
    payables                            $         -         $              -         $         126,250
                                       =================    =====================    ======================


  IPO expenses in accounts payable     $     35,000         $              -         $          49,913
                                       =================    =====================    ======================


  Write off of prepaid IPO expenses    $          -         $              -         $          20,000
                                       =================    =====================    ======================


  Common stock issued for IPO
    expenses                           $          -         $         60,000         $          60,000
                                       =================    =====================    ======================

                               EONNET MEDIA, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
         PERIOD FROM MAY 14, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS


Eonnet Media, Inc. (the "Company") was incorporated to provide a premier Internet web site for doctors that is dedicated to doctor education, communication, and information exchange using state-of-the-art technology, security, doctor authentication, and a combination of Internet protocols. The Company activated its web site during the first quarter of 2000. The Company's fiscal year-end is December 31. During 1999, the Company filed a registration statement on Form SB-2 for the issuance of 25,000,000 shares of common stock. On March 7, 2000, the registration statement was declared effective by the Securities and Exchange Commission (the "SEC") in select states.

In January 2000, Eonnet Media created EMC911 ("EMC") to develop and market an emergency medical card. Through its website EMC collects and stores medical information provided by subscribers. Using the EMC card, medical personnel can access information they need such as blood type, allergies, primary physician and insurance carrier.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the period from May 14, 1999 (date of inception) to December 31, 2000.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Eonnet Media Inc and its wholly owned subsidiary, EMC911, Inc., collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation

Income Taxes - The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Under SFAS No. 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

Loss per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution of securities that could share in the loss. The 750,000 shares of common stock subject to the recission offer have been excluded from both the basic and diluted loss per common share computations because the Company treats these shares as a liability.

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



NOTE 3 - LONG-TERM OBLIGATIONS


As of March 31, 2001 the Company was in default under the capital lease and the lessor has the right to repossess the equipment or accelerate the lease payments. Therefore the remaining balance has been classified as current. The Company is attempting to negotiate a buy out of the lease

In July 2000 the Company issued convertible demand notes to five investors totaling $225,000. Interest at 8% per annum is payable quarterly beginning November 1, 2000. At the lender's option the notes may be converted into share of Doctorsurf common stock at a rate of one share for every dollar converted.


NOTE 4 - INCOME TAXES

The Company has a gross deferred tax asset as of December 31, 2000 of approximately $443,000. This asset is comprised of the potential future tax benefit of its operating losses to date. The Company has net operating loss carry forwards for tax purposes of approximately $2,082,000 available to offset future taxable income. These loss carry forwards expire in 2019 and 2020.

Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets and determined it is more likely than not that the deferred tax asset will not be realized. Therefore a 100 percent valuation allowance has been established against the gross deferred tax asset. For the periods ending December 31, 2000 the valuation allowance increased by 311,000. 3.


NOTE 5 - SUBSEQUENT EVENTS


In January 2001, the Company entered into a merger agreement with Eonnet Technologies, Inc. In connection with the merger, which became effective on April 9, 2001, the Company completed an 18 to 1 reverse stock split and then issued an additional 1,000,000 shares of common stock to shareholders of Eonnet Technologies Inc. As part of the merger, Doctorsurf.com changed its name to Eonnet Media, Inc. In addition, the Company will enter into a three-year employment agreement with the majority shareholder of Eonnet Technologies to serve as Chief Executive Officer of the merged company for an annual salary of $120,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

Overview

         The Company was in development stage and had only generated revenues of $3,816 during the first quarter of 2001. In April of 2001, the Company merged with Eonnet Technologies, Inc., a network and web solutions company located in Pittsburgh, PA to add to its wide offering of tools and services to physicians. Eonnet Technologies, Inc. was merged in a stock deal for one million post-split shares of Eonnet Media in April of 2001. Upon the merger, the Company changed its name to Eonnet Media, Inc.

         Sales consist primarily of revenues from network system implementation and support services. Additional sales consist of fees from pharmaceutical study review services provided to customers, commissions from web application development, server co-location and advertisements on the Company's web site.

         Operating expenses include payroll, advertising and promotional costs, payroll and related taxes, web site expense, legal and professional fees, other operating expenses and depreciation expense. Other income (expense) consists of interest income associated with cash maintained in a money market fund and interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

Results of Operations

                       THREE MONTHS ENDING MARCH 31, 2001
               AS COMPARED TO THREE MONTHS ENDING MARCH 31, 2000
                                 (Consolidated)

         Sales. Sales were $3,816 for the three months ending March 31, 2001 as compared to $1,370 for the three months ending March 31, 2000

         Payroll, contract labor, benefits and related taxes. Payroll, contract labor, benefits and related taxes were $39,403 for the three months ending March 31, 2001 as compared to $202,992 for the three months ending March 31, 2000.

         Web site expenses. Web site expenses were $7,982 for the three months ending March 31, 2001 as compared to $11,159 for the three months ending March 31, 2000.

         Legal and professional fees. Legal and professional fees were $224 for the three months ending March 31, 2001 as compared to $71,815 for the three months ending March 31, 2000.

         Advertising, promotional, selling, general and other operational expenses. Advertising, promotional, selling, general and other operational expenses were $700 for the three months ending March 31, 2001 as compared to $67,921 for the three months ending March 31, 2000.

         Interest income (expense), net. Interest expense, net of interest income was $1,266 for the three months ending March 31, 2001 as compared to $7,405 for the three months ending March 31, 2000.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2001.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the period from January 1, 2001 to March 31, 2001.

Liquidity and Capital Resources

         In the first quarter of 2001, the Company has financed its operations through the cash available from the sale of equity securities issued by the Company, available, loans from within the Company and cash provided from operations.

During the second quarter of 2001, management expects to see revenues through increased sales of network and web solutions, advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

         The Company had a loss of $74,179 for the three-month period ending March 31, 2001 compared to $419,896 for the three-month period ending March 31, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full time management personnel and acquire additional office space.

         Net cash used in operating activities was $95,207 during the three-month period ending March 31, 2001. During the three-month period ending March 31, 2001, the Company was in its development stage and only generated revenues of $3,816. During the second quarter of 2001, management expects that the Company will generate revenues through networking solutions, advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

         Net cash used in investing activities was $100,625 during the three-month period ending March 31, 2001 representing the purchase of property and equipment.

         Net cash provided by financing activities was $ 0 during the three-month period ending March 31, 2001.

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

            Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

            None

(b) Reports on Form 8-K.

            During the three months ended March 31, 2001, the Company filed one report on Form 8-K on February 26, 2001 stating that on February 20, 2001, the Company engaged Brimmer, Burek & Keelan LLP as the Company's auditors for the year ended December 31, 2000, replacing the firmof Deloitte & Touche LLP, which served as the Company's independent auditors for the period from May 14, 1999 (date of inception) to December 31, 1999.




















                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       EONNET MEDIA, INC.


Date:  August 13, 2001                 By:  /s/ Vikrant Sharma
                                          ---------------------
                                       Dr. Vikrant Sharma
                                       CEO and Director