Form 10-Q
period 2001-06-30
EONNET MEDIA INC
filed 2001-08-14
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 2001

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

                        EONNET MEDIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 ASSETS


                                          December 31,                        June 30, 2001
                                          2000                                (unaudited)
Current assets
Cash                                       $         332,291                   $        96,949
Accounts receivable, net                                   -                            99,178
Inventory                                                  -                            33,295
Other current assets                                  11,256                            43,979
                                          ---------------------               --------------------

Total current assets                                 343,547                           273,401

Property and equipment (net)                         120,921                           227,875

Intangible assets, net                                     -                           827,522

Other assets                                           2,458                             2,456
                                          ----------------------              ---------------------


Total Assets                               $         466,926                   $     1,331,254

                                   LIABILITIES
                                                                                                       June 30,
                                                                             December 31,                2001
                                                                                 2000                 (unaudited)
                                                                          --------------------    --------------------


Line of credit                                                            $                -      $            50,000

Accounts payable                                                                      263,888                 694,298

Customer deposits                                                                           -                 252,883

Other current liabilities                                                             132,279                 130,848

Due to related parties                                                                      -                  88,481

Loans payable                                                                         182,375                 131,750

Due to purchasers of common stock                                                     135,000                 135,000

Current portion of long term debt                                                      41,313                  56,410
                                                                          --------------------    --------------------

      Total current liabilities                                                       754,855               1,539,670
                                                                          --------------------    --------------------

Long term debt

   Notes and leases payable                                                                 -                  26,823

   Convertible notes                                                                  225,000                 225,000
                                                                          --------------------    --------------------

         Total liabilities                                                            979,855               1,791,493
                                                                          --------------------    --------------------

Stockholders' deficit
   Preferred stock par value .01- 5,000,000 shares

      authorized, no shares issued and outstanding                                          -                       -
   Common stock par value .01 - 95,000,000 shares
      authorized, 1,795,679 and 2,795,700 shares issued

      and outstanding                                                                  17,957                  27,957
   Additional paid-in capital                                                       1,731,322               2,494,322

   Stock subscription receivable                                                      (79,525)                (79,525)
   Accumulated deficit                                                             (2,182,683)             (2,902,993)
                                                                          --------------------    --------------------
         Total stockholders' deficit                                                 (512,929)               (460,239)
                                                                          --------------------    --------------------

           Total liabilities and shareholders' deficit                    $           466,926     $         1,331,254
                                                                          ====================    ====================


Please read accompanying notes.

                        EONNET MEDIA, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                    Three months ended June 30,               Six months ended June 30,
                                                -------------------------------------    -------------------------------------
                                                      2001                2000                 2001                2000
                                                -----------------    ----------------    -----------------    ----------------

Sales                                           $       467,577      $         2,550     $       471,393      $         3,920

Cost of sales                                          (245,185)                   -            (245,185)                   -
                                                -----------------    ----------------    -----------------    ----------------


Gross profit                                            222,392                2,550             226,208                3,920

Operating expenses

   Depreciation                                          21,547               12,065              27,845               17,794

   Advertising & promotion                                  700               42,781               1,400              110,702

   Payroll and related taxes                            148,662              178,933             188,065              381,925

   Website expense                                        5,490               22,334              13,472               33,493
   Other operating expenses                              99,154               99,921             115,169              237,252
                                                -----------------    ----------------    -----------------    ----------------

      Total operating expense                           275,553              356,034             345,951              781,166
                                                -----------------    ----------------    -----------------    ----------------

      Net operating loss                                (53,161)            (353,484)           (119,743)            (777,246)

Other income (expense)

   Interest income                                          781                6,791               2,047               14,195

   Other income                                              43                5,000                  43                5,000

   Interest expense                                     (14,372)              (2,780)            (23,235)              (6,319)
                                                -----------------    ----------------    -----------------    ----------------


      Total other income (expense)                      (13,548)               9,011             (21,145)              12,876
                                                -----------------    ----------------    -----------------    ----------------


Loss attributable to minority interest                        -             (115,677)                  -             (115,180)
                                                -----------------    ----------------    -----------------    ----------------

Net loss                                        $       (66,709)     $      (228,796)    $      (140,888)     $      (649,190)
                                                =================    ================    =================    ================

      Basic and diluted loss per share                    (0.02)               (0.01)              (0.06)               (0.03)
                                                =================    ================    =================    ================

Weighted average common
      shares outstanding                              2,707,788           22,570,000           2,254,264           22,535,000
                                                =================    ================    =================    ================

      Please read accompanying notes

                               EONNET MEDIA, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        Six months ended June 30,
                                                                                -------------------------------------------
                                                                                       2001                    2000
                                                                                --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $     (140,888)         $     (649,190)
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities

          Depreciation and amortization                                                 27,845                  17,794

          Minority interest                                                                  -                 335,014

          Contributed services                                                               -                  44,950

          Stock issued for professional services                                             -                  70,000
     (Increase) decrease in:

        Accounts receivable                                                             15,078                       -

        Inventory                                                                      (10,565)                      -

        Other current assets                                                             2,279                (133,407)
     Increase (decrease) in:

        Accounts payable                                                                (9,118)                208,754

        Customer deposits                                                              (58,175)                      -

        Accrued expenses                                                                (8,489)                (33,613)
                                                                                --------------------    -------------------

          Net cash provided (used) by operating activities                            (182,033)               (139,698)
                                                                                --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                   (1,021)                (73,222)

   Purchase of minority interest in EMC911.com                                         (50,625)                      -
                                                                                --------------------    -------------------

          Net cash provided (used) by investing activities                             (51,646)                (73,222)
                                                                                --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of related party receivables                                                   (756)                      -

   Proceeds from a line of credit                                                       50,000                       -

   Payments on long-term debt                                                             (907)                (16,234)

   Proceeds from issuance of other payables                                                  -                 250,000

   Stock subscriptions collected                                                             -                  10,000

   Forgiveness of pre-acquisition loan                                                 (50,000)                      -

   Restricted cash held in escrow for payment of other payables                              -                (251,147)

   Sale of stock subject to recission                                                        -                  70,000

   Repayment of common stock rescinded                                                                         (35,000)

   Cash payments to rescinding shareholders                                                  -                 (25,000)
                                                                                --------------------    -------------------
          Net cash provided (used) by financing activities                      $       (1,663)         $        2,619
                                                                                --------------------    -------------------

                               EONNET MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Six months ended June 30,
                                                                                -------------------------------------------
                                                                                       2001                    2000
                                                                                --------------------    -------------------


Net increase (decrease) in cash for the year                                          (235,342)               (210,301)

Cash at beginning of year                                                              332,291                 658,629
                                                                                --------------------    -------------------
Cash at end of year                                                             $       96,949          $      448,328
                                                                                ====================    ===================

Supplemental Information

Cash paid for interest                                                          $       16,303          $        4,312
                                                                                ====================    ===================
Cash paid for taxes
                                                                                $            -          $            -
                                                                                ====================    ===================

Non cash transactions

Cancellation of common stock issued for subscription receivable                 $            -          $       35,000
                                                                                ====================    ===================



Stock issued for services                                                       $      305,809          $            -
                                                                                ====================    ===================


IPO expenses in accounts payable                                                $       35,000          $            -
                                                                                ====================    ===================

Please read accompanying notes.

                               EONNET MEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

In April of 2001, the Company merged with Eonnet Technologies, Inc., a network and web solutions company located in Pittsburgh, PA to add to its wide offering of tools and services to physicians. Upon the merger, the Company changed its name to Eonnet Media, Inc.

Prior to the merger with Eonnet Technologies, Inc., the Company was a development stage company. Effective with the merger, the Company began operations through its subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Eonnet Media Inc and its wholly owned subsidiaries, EMC911, Inc. and Eonnet Technologies, Inc., collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LINE OF CREDIT


In April 2001, the company received a line of credit of $50,000. The line of credit is guaranteed by one of the Company's shareholders. It bears interest at the prime rate plus 1.75% (prime is 6.75% at June 30, 2001) and has an available credit balance of $-0- at June 30, 2001.


NOTE 4 - LONG-TERM OBLIGATIONS


As of June 30, 2001 the Company was in default under the capital lease and the lessor has the right to repossess the equipment or accelerate the lease payments. Therefore the remaining balance has been classified as current. The Company is attempting to negotiate a buy out of the lease.

NOTE 5 - ACQUISITION


Eonnet Technologies, Inc. was merged in a stock deal for one million post-split shares of Eonnet Media in April of 2001. The shares were valued at $.017 per share (pre-split). The merger was accounted for under the purchase method of accounting. The merger resulted in $773,000 of goodwill being recorded. In addition, the Company will enter into a three-year employment agreement with the majority shareholder of Eonnet Technologies to serve as Chief Executive Officer of the merged company for an annual salary of $120,000.

NOTE 6 - SUBSEQUENT EVENTS


Eonnet Media, Inc. filed the Post Amendment Statement No. 3 on Form SB-2 Registration Statement No. 333-80475, on July 24, 2001. The registration statement relates to the offering of up to 1,000,000 shares of our common stock. There have been no shares sold under this registration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was in development stage and had only generated revenues of $3,816 during the first quarter of 2001. In April of 2001, the Company merged with Eonnet Technologies, Inc., a network and web solutions company located in Pittsburgh, PA to add to its wide offering of tools and services to physicians. Eonnet Technologies, Inc. was merged in a stock deal for one million post-split shares of Eonnet Media in April of 2001. Upon the merger, the Company changed its name to Eonnet Media, Inc. For the three- and six-month period ended June 30, 2001 the consolidated revenues were $467,577 and $ 471,393 respectively.

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

Results of Operations

        THREE MONTHS ENDING JUNE 30, 2001 COMPARED TO THREE MONTHS ENDING
                                 JUNE 30, 2000
                                 (Consolidated)

         Sales. Sales for the three months ended June 30, 2001 increase to $ 467,577 for the combined companies compared to $2,550 for the three months ended June 30, 2000. The increase is attributed to the merger with Eonnet Technologies, Inc. with revenues coming from sales of services and products. .

         Payroll, contract labor, benefits and related taxes. Payroll, contract labor, benefits and related taxes were $148,662 for the three months ended June 30, 2001 compared to $178,933 for the three months ended June 30, 2000, because of the merger with Eonnet Technologies, Inc. allowed the Company to more effectively deploy personnel and eliminate some highly compensated staff. The staff obtained through this merger includes management, sales, technical, and administrative personnel.

         Web site expenses. Web site expenses for the three months ended June 30, 2001 were $ 5,490 compared to $22,334 for the three months ended June 30, 2000. The decrease is attributed to finding more cost effective methods of maintaining the websites www.doctorsurf.com and www.internetirb.com operated by Eonnet Media Inc.

         Advertising and promotion expense. Advertising and promotion expense for the three months ended June 30, 2001 decreased to $700 compared to $42,781 for the three months ended June 30, 2000. The decrease is the result of a reduction in promotional activities now that the websites are operational.

         Interest income (expense), net. Interest expense, net of interest income was $ 14,372 for the three months ended June 30, 2001. For the three months ended June 30, 2000 interest income exceeded interest expense by $4,011. The increase in interest expense is the result of increased borrowings used to fund operations and the merger with Eonnet Technologies.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2001.

                         SIX MONTHS ENDING JUNE 30, 2001

         Sales. Sales were $ 471,393 for the six months ending June 30, 2001 compared to $3,920 for the six months ended June 30, 2000. The increase is attributed to the merger with Eonnet Technologies and increased revenue from sales of networking solutions services and products.

         Payroll and related taxes. Payroll and related taxes decreased to $188,065 for the six months ending June 30, 2001 compared to $ 381,925 for the six months ended June 30, 2000. The increase is primarily due to the merger with Eonnet Technologies which allowed the Company to more effectively deploy personnel and eliminate some highly compensated staff. The staff obtained through this merger includes management, sales, technical, and administrative personnel.

         Web site expenses. Web site expenses decreased to $ 13,472 for the six months ending June 30, 2001compared to $33,493 for the six months ended June 30, 2000, primarily because the Company was able to find more cost effective methods of maintaining the websites www.doctorsurf.com and www.internetirb.com operated by Eonnet Media.

         Advertising and promotion expense. Advertising and promotion expense for the three months ended June 30, 2001 decreased to $1,400 compared to $110,702 for the three months ended June 30, 2000. The decrease is the result of a reduction in promotional activities now that the websites are operational.

         Other operating expenses. Other operating expenses were $ 115,169 for the six months ending June 30, 2001 compared to $237,252 for the six months ended June 30, 2000. The decrease is the result of a reduction in legal fees associated with previous unsuccessful offerings.

         Interest income (expense), net. Interest expense, net of interest income was $21,188 for the six months ending June 30, 2001. For the six months ended June 30, 2000, interest income exceeded interest expense by $7,876. The increase in interest expense is primarily the result of increased borrowing to fund operations and the merger with Eonnet Technologies.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the period from May 14, 1999 (date of inception) through December 31, 2000. See Note 2 to financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the six month period ending June 30, 2001

Liquidity and Capital Resources

         In the first quarter of 2001, the Company financed its operations using cash from the sale of equity securities issued by the Company, and loans from shareholders.

         In the second quarter of 2001, the net loss reduced to $66,709 compared to $228,796 for the second quarter of 2000 due to the merger with Eonnet Technologies. During the third quarter of 2001, management expects to see increases in revenues due to increased sales of network and web solutions, advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

         The Company had a working capital deficit of $1,266,269 at June 30, 2001. In addition, The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months.

         Net cash used in operating activities was $182,033 during the six months ending June 30, 2001 compared to $139,698 for the six months ended June 30, 2000. The use of cash is primarily attributable to the net operating loss as well as an increase in inventory of $10,565 and a decreases in accounts payable, customer deposits and accrued expenses, These uses were partially offset by a decrease in accounts receivable of $15,078 and a decrease in other current assets of $2,279.

         Net cash used in investing activities was $51,646 during the six months ending June 30, 2001, representing the purchase of property and equipment of $1,021 and the purchase of the minority interest in EMC 911.com.

         Net cash used in financing activities was $1,663 during the six months ending June 30, 2001, representing proceeds from a line of credit of $50,000, partially offset by repayments of long-term debt of $907, payment of a related party receivable of $796 and a pre-acquisition loan to Eonnet Technologies, Inc. of $50,00.

         In May 1999, 22,500,000 pre-split shares of common stock of the Company were sold to accredited investors at $.01 per share, for gross proceeds of $225,000. Proceeds were used for web site development and general working capital purposes.

         From June through August 1999, 750,000 pre-split shares of common stock of the Company were sold to accredited investors at $1.00 per share, for gross proceeds of $750,000. Proceeds were used for general working capital purposes. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the free share offering were considered a single offering and the exemption from registration that the Company relied on in making the private placement was not available. Therefore, the Company has offered each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them of $1 per share.

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

         In December 2000, the Company issued an aggregate of 2,466,667 (pre-split) shares of common stock of the Company to various shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC. In addition, the Company issued loans payable to previous investors in EMC in the aggregate amount of $131,750, for the Company's purchase of EMC shares from these investors. The Company has also recorded a liability under the caption loans payable in the aggregate amount of $50,625 for amounts due to previous EMC investors for the Company's purchase of EMC shares from these investors. The $50,625 was paid in cash upon receipt by the Company of the original EMC stock certificate issued.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


Reports on Form 8-K.

         During the three months ended June 30, 2001, the Company filed the following reports on Form 8-K.

1. On February 26, 2001 stating that on February 20, 2001, the Company engaged Brimmer, Burek & Keelan LLP as the Company's auditors for the year ended December 31, 2000, replacing the firm of Deloitte & Touche LLP, which served as the Company's independent auditors for the period from May 14, 1999 (date of inception) to December 31, 1999.


2. On May 29, 2001 stating that effective April 9, 2001, Eonnet Media, Inc., formerly known as Doctorsurf.com, Inc. (the "Company"), a Florida corporation, pursuant to an Agreement and Plan of Merger dated as of January 15, 2001 (the "Agreement"), acquired all of the issued and outstanding stock of Eonnet Technologies, Inc., a Pennsylvania corporation ("ETI") in exchange for 1 million shares of Company common stock (on a post-split basis). On January 27, 2001, the Company completed a 1 for 18 reverse stock split. Thus, 1 million shares of Company common stock issued to former ETI shareholders constitute approximately one-third of the Company's issued and outstanding common stock. Under the terms of the Agreement, the transaction is to be accounted for utilizing the purchase method of accounting.

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