Form 10-Q
period 2001-09-30
EONNET MEDIA INC
filed 2001-11-16
CIK 1088095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 2001

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

                        EONNET MEDIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                                   September 30,
                                                                December 31,                            2001
                                                                    2000                            (unaudited)
                                                     ------------------------------------    ---------------------------
Current assets
   Cash                                                       $   332,291                           $   107,032
   Accounts receivable, net                                             -                               146,170
   Inventory                                                            -                                30,611
   Other current assets                                            11,256                               112,594
                                                     ------------------------------------    ---------------------------

     Total current assets                                         343,547                               396,407



Property and equipment (net)                                      120,921                               212,451

Intangible assets, net                                                  -                               822,753

Other assets                                                        2,458                                 2,456
                                                     ------------------------------------    ---------------------------



          Total Assets                                        $   466,926                           $ 1,434,067
                                                     ====================================    ===========================


Please read accompanying notes.

                                                             LIABILITIES

                                                                                                   September 30,
                                                                December 31,                           2001
                                                                    2000                            (unaudited)
                                                     ----------------------------            ------------------------

 Line of credit                                               $         -                           $    49,640
 Accounts payable                                                 263,888                               782,148
 Customer deposits                                                      -                               327,235
 Other current liabilities                                        132,279                               137,606
 Due to related parties                                                 -                               133,829
 Loans payable                                                    182,375                               131,750
 Due to purchasers of common stock                                135,000                               135,000
 Current portion of long term debt                                 41,313                                56,410
                                                     ----------------------------            ------------------------
      Total current liabilities                                   754,855                             1,753,618
                                                     ----------------------------            ------------------------

 Long term debt
    Notes and leases payable                                            -                                23,116
    Convertible notes                                             225,000                               225,000
                                                     ----------------------------            ------------------------
         Total liabilities                                        979,855                             2,001,734
                                                     ----------------------------            ------------------------

 Stockholders' deficit
    Preferred stock par value .01- 5,000,000
      shares authorized, no shares issued and
      outstanding                                                       -                                     -
    Common stock par value .01 - 95,000,000
      shares authorized, 1,795,679 and 2,795,679
      shares issued and outstanding                                17,957                                27,957
    Additional paid-in capital                                  1,731,322                             2,480,514
    Stock subscription receivable                                 (79,525)                              (27,250)
    Accumulated deficit                                        (2,182,683)                           (3,048,888)
                                                     ----------------------------            ------------------------
         Total stockholders' deficit                             (512,929)                             (567,667)
                                                     ----------------------------            ------------------------



           Total liabilities and shareholders'
                deficit                                       $   466,926                           $ 1,434,067
                                                     ============================            ========================


 Please read accompanying notes.

                               EONNET MEDIA, INC.
                                 LARGO, FLORIDA
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                           Three Months                                 Nine Months
                                                       ended September 30,                           ended Septmber 30,
                                              ---------------------------------------    -------------------------------------------
                                                    2001                 2000                   2001                    2000
                                              -----------------    ------------------    --------------------    -------------------

Sales                                           $  460,790          $     1,650            $    932,183            $     5,570
Cost of sales                                     (260,039)                   -                (505,224)                     -
                                              -----------------    ------------------    --------------------    -------------------

Gross profit                                       200,751                1,650                 426,959                  5,570

Operating expenses
   Depreciation                                     20,266               12,211                  48,111                 30,005
   Advertising & promotion                               -                2,214                   1,400                112,916
   Payroll and related taxes                       181,069              280,960                 369,133                662,885
   Website expense                                   4,442               36,605                  17,914                 70,098
   Other operating expenses                        132,675              155,154                 247,844                391,862
                                              -----------------    ------------------    --------------------    -------------------

     Total operating expense                       338,452              487,144                 684,402              1,267,766
                                              -----------------    ------------------    --------------------    -------------------

     Net operating loss                           (137,701)            (485,494)               (257,443)            (1,262,196)

Other income (expense)
   Interest income                                     717                5,745                   2,764                 19,940
   Other income (expense)                              605              (67,998)                    648                (62,998)
   Interest expense                                 (9,517)              (9,285)                (32,752)               (15,612)
                                              -----------------    ------------------    --------------------    -------------------

     Total other income (expense)                   (8,195)             (71,538)                (29,340)               (58,670)
                                              -----------------    ------------------    --------------------    -------------------

Loss attributable to minority interest                   -              (41,227)                      -               (156,334)
                                              -----------------    ------------------    --------------------    -------------------

Net loss                                        $ (145,896)         $  (515,805)           $   (286,783)           $(1,164,532)
                                              =================    ==================    ====================    ===================

     Basic and diluted loss per share                (0.05)               (0.02)                  (0.12)                 (0.05)
                                              =================    ==================    ====================    ===================

Weighted average common
     shares outstanding                          2,795,700           22,825,598               2,436,726             22,632,828
                                              =================    ==================    ====================    ===================

Please read accompanying notes.

                               EONNET MEDIA, INC.
                                  LARGO FLORIDA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Nine months ended September 30,
                                                                                --------------------------------------------------
                                                                                       2001                       2000
                                                                                ----------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $  (286,783)                $ (1,164,532)
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities
          Depreciation and amortization                                               48,111                       30,005
          Minority interest                                                              -                        328,610
          Contributed services                                                           -                         44,950
          Stock issued for professional services                                         813                      460,000
     (Increase) decrease in:
        Accounts receivable                                                          (31,914)                      (4,000)
        Inventory                                                                     (7,881)                           -
        Related parties                                                                  -                        (27,250)
        Other current assets                                                         (66,336)                      70,732
     Increase (decrease) in:
        Accounts payable                                                              78,732                     (100,138)
        Customer deposits                                                             16,177                            -
        Accrued expenses                                                              (1,731)                     (60,412)
                                                                                ----------------------    ------------------------
          Net cash provided (used) by operating activities                          (250,812)                    (422,035)
                                                                                ----------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (1,094)                     (74,587)
   Purchase of minority interest in EMC911.com                                       (50,625)                           -
                                                                                ----------------------    ------------------------
          Net cash provided (used) by investing activities                           (51,719)                     (74,587)
                                                                                ----------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of related party obligation                             44,592                            -
   Proceeds from a line of credit                                                     49,640                            -
   Payments on long-term debt                                                         (4,614)                     (20,053)
   Repayment of other payables                                                           -                       (250,000)
   Stock subscriptions collected                                                      37,654                       10,000
   Proceeds from the issuance of long-term obligations                                   -                        225,000
   Proceeds from the issuance of other payables                                          -                        375,000
   Proceeds from the issuance common stock                                               -                         17,962
   Proceeds from the issuance common stock subject to recission offer                    -                         35,000
   Forgiveness of pre-acquisition loan                                               (50,000)                           -
   Repayment of common stock rescinded                                                   -                        (35,000)
   Cash payments to rescinding shareholders                                              -                        (25,000)
                                                                                ----------------------    ------------------------
          Net cash provided (used) by financing activities                       $    77,272                 $    332,909
                                                                                ----------------------    ------------------------

                               EONNET MEDIA, INC.
                                 LARGO, FLORIDA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                Nine months ended September 30,
                                                                                --------------------------------------------------
                                                                                       2001                       2000
                                                                                ----------------------    ------------------------

Net increase (decrease) in cash for the year                                        (225,259)                   (163,713)
Cash at beginning of year                                                            332,291                     658,629
                                                                                ----------------------    ------------------------
Cash at end of year                                                              $   107,032               $     494,916
                                                                                ======================    ========================

Supplemental Information
Cash paid for interest                                                           $    21,704               $      11,765
                                                                                ======================    ========================
Cash paid for taxes                                                              $       -                 $         -
                                                                                ======================    ========================

Non cash transactions
Cancellation of common stock issued for subscription receivable                  $    14,621               $      35,000
                                                                                ======================    ========================

Stock issued for services                                                        $   306,622               $         -
                                                                                ======================    ========================

IPO expenses in accounts payable                                                 $    35,000               $         -
                                                                                ======================    ========================

                               EONNET MEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

Prior to the merger with Eonnet Technologies, Inc., the Company was a development stage company. Effective with the merger, the Company began operations through its subsidiary, Eonnet Technologies, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In order to fund operations to date, the Company has relied on funding raised from sales of the Company's equity securities. The Company's operating losses since inception raises substantial doubt about its ability to continue as a going concern.

The Company's success is dependent upon its ability to raise additional, sufficient investment capital to support the design and implementation of viable Internet web sites, thereby generating revenues to continue to fund operations. There is no assurance that the Company will be able to raise additional capital on terms acceptable to it, if at all.

The Company is subject to the risks and difficulties typically experienced by early-stage technology businesses, such as limited operating history, competition, potential inability to locate Internet service providers and possible changes in domestic and foreign government regulation which may affect the acceptability of the Company's product by customers. Ultimately, the attainment of profitable operations is dependent upon future events including achieving a level of sales to support the Company's cost structure.

Principles of Consolidation - The consolidated financial statements include the accounts of Eonnet Media Inc and its wholly owned subsidiaries, EMC911, Inc. and Eonnet Technologies, Inc., collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LINE OF CREDIT

In April 2001, the company received a line of credit of $50,000. The line of credit is guaranteed by one of the Company's shareholders. It bears interest at the prime rate plus 1.75% (prime is 6.00% at September 30, 2001) and has an available credit balance of $360 at September 30, 2001.


NOTE 4 - LONG-TERM OBLIGATIONS

As of September 30, 2001 the Company was in default under the capital lease and the lessor has the right to repossess the equipment or accelerate the lease payments. Therefore the remaining balance has been classified as current. The Company is attempting to negotiate a buy out of the lease.

NOTE 5 - ACQUISITION

Eonnet Technologies, Inc. was merged in a stock deal for one million post-split shares of Eonnet Media in April of 2001. The shares were valued at $..306 per share.. The merger was accounted for under the purchase method of accounting. The merger resulted in $773,000 of goodwill being recorded. In addition, the Company will enter into a three-year employment agreement with the majority shareholder of Eonnet Technologies to serve as Chief Executive Officer of the merged company for an annual salary of $120,000.

NOTE 6 - STRATEGIC PARTNERSHIPS AND AFFILIATION AGREEMENTS

In October 2000 the Company hired PSINet, Inc.(PSI) to provide managed web services and equipment necessary to the operation of the Company's website. Pursuant to the contract, for the next two years PSI will provide services and equipment valued at $2,400,000 in exchange for approximately 4,400,000 shares (pre-split) of the Company's common stock.

The actual number of shares to be issued will be determined quarterly based on PSI's standard billing rates divided by a stock value of $0.5412 per share (pre-split). The contract contains provisions that protect PSI from dilution including right of first offer, co-sale rights and the right to purchase preferred stock. In addition, the share value used in the calculation of the number of shares to be issued is subject to adjustment for stock splits and the sale of shares at lower prices. In May 2001, PSI filed for bankruptcy. In August PSI submitted invoices totaling $1,001,518 (approximately 102,800 post split shares) for services rendered between September 2000 and September 2001. The Company believes PSI has not provided the services required by the contract and is disputing all amounts charged by PSI. Approximately $65,000 has been accrued as management's estimate of the value of services provided.

NOTE 7 - REGISTRATION STATEMENT

Eonnet Media, Inc. filed the Post Amendment Statement No. 3 on Form SB-2 Registration Statement No. 333-80475, on July 24, 2001. The registration statement relates to the offering of up to 1,200,000 shares of our common stock, which includes 200,000 shares to be distributed in our proposed free stock offering. There have been no shares sold under this registration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         For the three and nine month period ended September 30, 2001 the consolidated revenues were $460,790 and $ 932,183 respectively.

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

Results of Operations

         THREE MONTHS ENDING SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
                           ENDING SEPTEMBER 30, 2000
                                 (Consolidated)

         Sales. Sales for the three months ended September 30, 2001 increased to $ 460,790 for the combined companies compared to $ 1,650 for the three months ended September 30, 2000. The increase is attributed to the merger with Eonnet Technologies, Inc. with revenues coming from sales of services and products. .

         Payroll, contract labor, benefits and related taxes. Payroll, contract labor, benefits and related taxes were $ 181,064 for the three months ended September 30, 2001 compared to $ 280,960 for the three months ended September 30, 2000, because of the merger with Eonnet Technologies, Inc. allowed the Company to more effectively deploy personnel and eliminate some highly compensated staff. The staff obtained through this merger includes personnel of management, sales, technical, and administrative personnel.

         Web site expenses. Web site expenses for the three months ended September 30, 2001 were $ 4,442 compared to $ 36,605 for the three months ended September 30, 2000. The decrease is attributed to additional development and maintenance done on the websites www.doctorsurf.com and www.internetirb.com operated by Eonnet Media Inc.

         Other operational expenses. Other operational expenses decreased to $ 131,862 for the three months ended September 30, 2001 compared to $155,154 for the three months ended September 30, 2000. The decrease is the result of reduction in unnecessary miscellaneous expenses.

         Advertising and promotion expense. Advertising and promotion expense for the three months ended September 30, 2001 decreased to $0 compared to $2,214 for the three months ended September 30, 2000. The decrease is the result of a reduction in promotional activities now that the websites are operational.

         Interest income (expense), net. Interest expense, net of interest income was $ 8,800 for the three months ended September 30, 2001. For the three months ended September 30, 2000 interest expense, net was $3,540. The increase in interest expense is primarily the result of increased borrowings used to fund operations and the merger with Eonnet Technologies.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2001.

          NINE MONTHS ENDING SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS
                           ENDING SEPTEMBER 30, 2000.

         Sales. Sales were $ 932,183 for the nine months ending September 30, 2001 compared to $5,570 for the nine months ended September30, 2000. The increase is attributed to the merger with Eonnet Technologies and increased revenue from sales of networking solutions services and products.

         Payroll and related taxes. Payroll and related taxes increased to $369,133 for the nine months ending September 30, 2001 compared to $ 662,885 for the nine months ended September 30, 2000. The decrease is primarily due to a reduction of non-esscential staff personnel.

         Web site expenses. Web site expenses decreased to $ 17,914 for the nine months ending September 30, 2001compared to $ 70,098 for the nine months ended September 30, 2000, primarily because of additional development and maintenance done on the websites www.doctorsurf.com and www.internetirb.com run by Eonnet..

         Other operating expenses. Other operating expenses decreased to $ 247,031 for the nine months ending September 30, 2001 compared to $391,862 for nine months ended September 30, 2000. The decrease is the result of reduction in unnecessary miscellaneous expenses.

         Advertising and promotion expense. Advertising and promotion expense for the nine months ended September 30, 2001 decrease to $1,400 compared to $112,916 for the nine months ended September30, 2000. The decrease is the result of a reduction in promotional activities now that the websites are operational.

         Interest income (expense), net. Interest expense, net of interest income was $29,988 for the nine months ending September 30, 2001. For the nine months ended September 30, 2000, interest income exceeded interest expense by $ 4,328. The increase in interest expense is primarily the result of increased borrowing to fund operations and the merger with Eonnet Technologies.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the

Company does not anticipate any liability for income taxes for the period from May 14, 1999 (date of inception) through December 31, 2000. See Note 2 to financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the nine month period ending Sept. 30, 2001


Liquidity and Capital Resources


         In the first quarter of 2001, the Company financed its operations using cash from the sale of equity securities issued by the Company, and loans from shareholders.

In the second quarter of 2001, the net loss reduced to $66,709 compared to $228,796 from for the second quarter of 2000 due to the merger with Eonnet Technologies. In the third quarter of 2001, The net loss was $145,083 compared to $515,805 from third quarter of 2000 duing the fourth quarter of 2001.Management expects to see increases in revenues due to increased sales of network and web solutions, advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

         The Company had a working capital deficit of $1,357,000 at September 30, 2001. In addition, The Company estimates that it will need additional funds for general working capital purposes over the next 12 months.

         Net cash used in operating activities was $250,000 during the nine months ending September 30, 2001 compared to $422,000 for the nine months ended September 30, 2000. . The use of cash is primarily attributable to the net operating loss as well as an increase in inventory of $7,900 accounts receivable of $31,900, current assets of $66,300, accounts payable of $78,700.

         Net cash used in investing activities was $51,700 during the nine months ending September 30, 2001, representing the purchase of property and equipment of $1,000 and the purchase of the minority interest in EMC 911.com.

         Net cash provided in financing activities was $77,200 during the nine months ending September 30, 2001, representing proceeds from a line of credit of $49,600, stock subscriptions collected of $37,700, proceeds from issuance of related party obligations, partially offset by repayments of long-term debt of $4,600, and a pre-acquisition loan to Eonnet Technologies, Inc. of $50,00.

         In May 1999, [1,250,000] shares of common stock of the Company were sold to accredited investors at $.18 per share, for gross proceeds of $225,000. Proceeds were used for web site development and general working capital purposes.

         From June through August 1999, 41,667 shares of common stock of the Company were sold to accredited investors at $18.00 per share, for gross proceeds of $750,000. Proceeds were used for general working capital purposes. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the Company's proposed free share offering were considered a single offering and the exemption from registration that the Company relied on in making the private placement was not available. Therefore, the Company offered each investor in the private placement the right to resell their shares to the Company and receive a refund of the price paid by them of $18 per share.

         The private placement investors' right to sell their shares to the Company began on August 14, 1999 and expired on August 25, 2000. As of June 30, 2000, two investors accepted the Company's offer to resell their 1,944 shares and received total refund of the $35,000 purchase price. As of the expiration date of August 25, 2000, eleven additional investors with a total of 7,500 shares had opted to rescind for a total amount of $135,000. The Company is not in a position to pay cash to these investors and has therefore issued promissory notes payable in the aggregate amount of $135,000, which bear interest at a rate of 8% per annum. These notes are payable when the Company completes it next debt or equity financing with proceeds of at least $500,000. These notes are recorded as a liability under the caption due to purchasers of common stock.

         In July 2000, the Company issued an aggregate of $225,000 in convertible demand notes payable, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Interest on the notes is payable quarterly, commencing November 1, 2000, at a rate of 8% per annum. Principal on the notes is payable on demand, but the notes are subordinated to all future debt to any lending institution. The notes are convertible into common stock of the Company at a conversion rate of $18.00 per share. The notes are convertible at the option of the note holders. There are no prepayment penalties on the notes.

         In December 2000, the Company issued an aggregate of 137,037 shares of common stock of the Company to various shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC. In addition, the Company issued loans payable to previous investors in EMC in the aggregate amount of $131,750, for the Company's purchase of EMC shares from these investors. The Company has also paid $50,625 in cash to acquire shares of EMC stock.

         On December 31, 2000, the Company issued _170,833 shares of common stock of the Company to certain existing shareholders of the Company at $.306 per share in exchange for subscriptions receivable totaling $52,275.

         On December 31, 2000, the Company issued _166,944 shares of common stock of the Company to various individuals and companies as compensation for services performed. The aggregate value of these services was $51,085.

         The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception raise substantial doubt as to its ability to continue as a going concern. In addition, the Company may need to raise additional capital to fund operations.

         Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from operations.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

         On September 25th 2001, JH Technical Services Inc. filed for suit against Eonnet Technologies Inc. for a disputed amount of $ 104,501.04 plus interest at the rate of 1.5% per month. On October 24th, 2001 Eonnet Technologies Inc. filed a reply disputing the amount of claim and interest rate stated by JH Technical Services Inc. Please note, this amount is not a new liability and can be found in Eonnet Technologies Inc. accounts payable aging report. JH Technical Services Inc. provided temporary technical support personnel to Eonnet Technologies Inc. beginning in August 1999 thru February 2000.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5. OTHER INFORMATION.

         On March 7, 2000, the Company's registration statement on Form SB-2 Post-Effective Amendment No. 2 with respect to its free stock offering was declared effective by the Securities and Exchange Commission (the "SEC"). However, because the Company is located in Florida, the Florida blue sky laws require the Company to register as an issuer/dealer with the Florida Division of Securities before it offers securities to residents of Florida or any other state. The Company has filed Post-Effective Amendment No. 3 with respect to its free stock offering of up to 200,000 shares and for the sale of 1,000,000 through an underwritten offering.

         The free stock offering covers up to 200,000 shares of common stock of the Company to be issued at no cost to doctors who become secured members on the Company's web site. The fair market value of these shares will be charged to operations as promotion costs at the time of their issuance. Doctors may become members and participate fully in the web site even if they do not wish to receive shares in the free stock offering.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       EONNET MEDIA, INC.


Date:  November 13, 2001               By:  /s/ Vikrant Sharma
                                          --------------------------------------
                                       Dr. Vikrant Sharma
                                       CEO and Director