Form 10KSB
period 2001-12-31
EONNET MEDIA INC
filed 2002-04-16
CIK 1088095

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  0-28097

                              EONNET MEDIA, INC.,
                    formerly known as DOCTORSURF.COM, INC.
                    --------------------------------------
                (Name of small business issuer in its charter)

            STATE OF FLORIDA                                                          59-3569844
            ----------------                                                          ----------
(State of or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)

6925 112/th/ Circle North, Suite 101, Largo, Florida                                     33773
----------------------------------------------------                                     -----
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

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

          Issuer's revenues for its most recent fiscal year were $1,368,920.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

          Number of shares outstanding of the issuer's common stock at $.01 par value as of April 13, 2002 was 2,456,516.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                                                  (727) 573-2101
                                                          customer service dept.

                                     PART I


Item 1. BUSINESS.

General

          We were incorporated in April 1999 and commenced operations in the first quarter of 2000. We launched our DoctorSurf.com web site in the first quarter of 2000. In April 2001, we acquired Eonnet Technologies, Inc. and changed our name to Eonnet Media, Inc. Since launching our site, we have established a member base for our web sites of approximately 20,000 doctors and other healthcare professionals.

          We are an information technology solutions and healthcare information provider for the electronic health, or E-Health, marketplace as well as other markets. We provide these solutions in two ways. Our technology services provide network, web and wireless solutions to the E-Health marketplace and other markets. Our Internet-based healthcare information services fulfill the administrative, communications, and information needs of doctors and other healthcare professionals. Our goal is to leverage the combination of our technology and healthcare information services and our growing member base of healthcare professionals to become a leading technology company serving the E-Health marketplace.

          The Company's principal administrative office space is located at 6925 112th Circle North, Suite 101, Largo, Florida 33773.

          The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.


Industry Background

          Jupiter Research, an independent industry research company, projects in the report "Creating Digital Doctors", dated October 6, 2000 that the size of the United States health transactions market will grow to $9 billion by 2005. According to this report, medical doctor web sites are the crucial catalyst to unlocking this market. In addition, a Jupiter Research consumer survey finds that 63% of consumers would switch to a doctor with a web site that offered credible content, appointment scheduling capabilities or secure communication channels. Personal physicians' portals are primary component of our web site.

          We believe that a significant opportunity exists for healthcare professionals to use our Internet-based healthcare information services combined with our technology solutions to increase practice efficiency and achieve cost savings. We believe that the healthcare industry has lagged behind other transaction-intensive industries in the area of information technology spending and as a result, operates on a highly fragmented and disconnected infrastructure. Advances in Internet and wireless technology offer great promise for addressing these inefficiencies.


Recent Developments

          On January 27, 2001, the Company's shareholder approved a one for is reverse split of the Company's common stock. The record date for the reverse stock split was January 27, 2001. As a result of the reverse stock split, 2,795,679 shares of the Company's common stock were issued and outstanding as of April 10, 2001.

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

The Eonnet Solution

          Our technology solutions provide busy medical offices with information technology consulting and hardware and software support services to increase practice efficiency and save costs. Our Internet-based healthcare information services allow healthcare professionals to integrate and help manage their administrative, communications, and information needs.

          Our target market includes physicians' offices, hospitals, and any medical organization. Our primary products and services to this market will be the tools and applications available on our web sites as well as network support and application development services. We also intend to market our services to businesses both within and outside the E-Health marketplace with at least 30 employees and annual revenues of at least $10 million that have a need for secure and sound connectivity and custom web and wireless application development needs. We have generated our historical revenues from these businesses.

          We believe our combined service offering provides the following benefits to doctors and other healthcare professionals:

     .    A single point of contact for all technology needs.

     . Efficient and optimized internal network systems by providing proactive maintenance and upgrade programs as well as solutions for improved connectivity, security, and storage.

     . Improved internal information systems by providing state-of-the art custom web and wireless applications.

     . Reduced cost of software ownership by providing online tools including information, personal dynamic portals, internet based review boards, and billing and practice management applications in an ASP model.

Strategy

          Our goal is to leverage the combination of our technology and healthcare information services and our growing member base of healthcare professionals to become a leading technology company serving the E-Health marketplace. The key elements of our strategy to accomplish this goal include the following:

     . Offer a complete "one stop shop" to physicians and other participants in the E-Health marketplace as well as other markets. Our services will consist of assisting clients in implementing and upgrading their internal technology infrastructure in terms of connectivity, security, and storage and our products will include tools and services offered on our web sites. We intend to continue to develop and introduce functional and attractive service offerings for the E-Health marketplace.

     . Attract and maintain a large base of physician membership. We intend to increase our marketing efforts to continue to build our physician membership base. We also intend to increase awareness of our service offerings. The approximately 20,000 doctors and other healthcare professionals who currently are members of our web site each will be issued ten shares of our common stock when we complete this offering.

     . Establish and maintain strategic relationships with service and content providers. We intend to continue to establish relationships with different partners in the E-Health marketplace to assist us in providing compelling services and content for our web sites. We also plan to establish and maintain relationships with sponsors and with advertisers and their advertising agencies.

     . Expand our presence in other markets. Our network support services are currently offered in the Pittsburgh and Tampa Bay area. We intend to expand our presence in mid-size to larger markets within the United States either through acquisitions or opening branch offices.

Technology Service Offerings

          We provide networking services and web and wireless technology solutions for the E-Health marketplace, as well as other markets. We believe physicians initiate the bulk of transactions in the healthcare system, and we intend to continue to strategically develop products and services designed to capture and retain this valuable customer base.

          Our integrated service offering consists of strategic consulting, design, development and implementation of information and system architectures, user-interfaces, creation of software, and integration of hardware necessary to implement our digital solutions. Information architecture refers to how content is organized and accessed while system architecture refers to how information is physically shared, stored and secured. User-interface refers to the presentation of a web or wireless software application to the end-user. Integration refers to the connectivity, switching, and security of hardware. Our digital communications solutions use Internet technologies to enhance communications and interactions between organizations. Our digital communications solutions are designed to optimize growth and operations resulting in an increase in revenue, productivity, and profitability within the organization.

          Our network solutions include installation, configuration, and maintenance of network products such as Microsoft, Novell, and Linux, routers such as from Cisco and Alcatel, security products from Cisco and Watchguard, email systems such as MS Exchange and Novell Groupwise, remote access and VPN (virtual private networks) from Microsoft, Citrix, and others. Our web solutions include development, implementation, maintenance in various products such as IBM Websphere, MS Visual Interdev, NetObjects Fusion, Macromedia, and Adobe and languages such as HTML, Java, Javascript, ColdFusion, C++, ASP, and Visual Basic.

          All of our solutions are undertaken in a unique five-step process that ensures all development and integration projects result in high quality and fast implementation. Our network and web maintenance programs, EONsafeNET and EONsafeWEB, respectively offer "on-call" 24-hour support to our clients.

          We believe that we must accomplish the following with respect to our technology service offerings:

     . Strengthen current relationships and establish a dependency on us for repeat business.

     . Create branding and awareness of our name by aggressive marketing and advertising.

     .    Hire and train additional high quality account managers.

     . Develop strategic partnerships with ISPs, computer equipment suppliers, consulting companies, medical networks and associations, and others.

     . Establish a presence in other markets by acquisition or opening branch offices.

Healthcare Information Services

          In tandem with the services listed above, we offer a vast array of physician practice management and communications tools through our web sites DoctorSurf.com, InternetIRB.com, and Emc911.com. These web sites create a Virtual Healthcare Network, or VHN, that facilitates and streamlines interactions among the myriad participants in the healthcare industry. Our VHN enables secure exchange of information among disparate healthcare information and supports a broad range of healthcare transactions, including medical billing and claim processing, transcription, wireless prescription writing, coding, online referrals, authorizations, personal dynamic web portals, institutional review boards, secure messaging, emergency medical card service, continued
medical education and scheduling.   We currently have over 20,000 doctors and
other healthcare professionals who are members of our VHN. We believe that we will generate the majority of VHN revenue from our transaction and fee based usage of these tools. We believe that other sources of revenue will be generated through advertising, sponsorships, and sales of products through affiliate sites.

          According to the latest clinical research analysis by CenterWatch, an estimated $4.5 billion will be spent on clinical trials in the U.S. We believe that the clinical research process is currently the biggest bottleneck in the development of new pharmaceuticals and medical devices. We are an early entrant in the market with InternetIRB.com, one of the first Internet-based central institutional review boards to improve the process in conducting reviews of phases I through IV pharmaceutical, SR and NSR device studies allowing board decisions to be delivered generally within 24 to 48 hours of review. There are over 2,000 local IRBs around the country at present, only a fraction of which have taken steps to automate their traditional paper-based processes through the use of Internet technology. Revenue in the form of study fees have been realized by InternetIRB working as a managed central IRB. It is also being extended to function as an ASP, whereby licensing fees will be collected from subscribing external IRBs. A third source of revenue involves the collection of advertising and sponsorship revenue from study sponsors looking to attract subjects for their studies.

          In January 2000, we introduced the EMC911 Emergency Medical Card service and the emc911.com web site to establish a presence in the consumer eHealth market. EMC911.com issues a branded Emergency Medical Card to each of its members that grants access to critical personal health information in the event of an emergency via a fax-back system. A corresponding content site with emergency medical resource information is being developed to take advantage of a wide variety of e-commerce opportunities.

          Our strategy for our VHN is to develop a large base of Internet subscribers who are doctors through an attractive, user-friendly web site. The following are key elements of our strategy:

     . Continue to create, implement, and upgrade state-of-the art web sites through use of our technology personnel;

     . Increase our VHN membership and utilization through marketing initiative efforts;

     .    Enter into advertising arrangements with potential advertisers;

     . Provide marketing resources to encourage physicians promotion of their portals (i.e. Office displays and training CDs);

     . Create awareness of the Internet IRB web site by exhibiting at major clinical research events; and

     . Conclude development of the phase-two of the Internet IRB ASP model and conduct system pilot

Revenue Channels

          We intend to generate revenue from transactions, subscriptions, advertising, and e-commerce. However, we expect to derive the majority of our revenue for the near future from network and web development services and IRB services in its initial stages, while building applications that we expect to generate additional revenues at a later time.

          We bill networking services in three ways. One way is on an hourly basis as services are rendered. Second is on a project-basis in which we are contracted on a "lump-sum" basis to undertake a strictly defined project. Third is on an annual contract, called EONsafeNET, which is paid in advance to render services on a continual basis for maintenance and upgrades.

          We bill web and wireless application development services mostly on a project basis. However, we also offer these services on an hourly contract basis. These services can also be offered in an annual contract called EONsafeWEB which is paid in advance to render services on a continual basis for maintenance and upgrades. We also generate revenues from hardware and software sales.

          In addition to the above primary fee based revenue sources, we anticipate that the following services may also produce fee based revenues:

     . Institutional Review Boards (IRBs): We intend to use Internet IRBs, whose approvals are mandatory, for research studies involving human subjects. The system is currently being extended to function as an ASP, whereby licensing fees will be collected from subscribing external IRBs.

     . Expert Medical Witness Program: We intend to link defense attorneys and insurance companies with medical experts, charging each a fee for the listing.

     . Office Management System: We intend to offer a platform that will offer a suite of software products and services which automate administrative, financial, clinical and management functions for doctors.

     . Emergency Medical Card (emc911.com): We believe that emc911.com will generate an enrollment fee and open avenues for revenue sharing arrangements.

     . Medical Surveys: We intend to host a platform for the benefit of the medical industry to conduct medical surveys via the Internet.

     . Continued Medical Education (CME): We intend to partner with institutions offering CME credit, board review courses, and board certification to offer online services that will reach larger audiences than on-site programs and save doctors time and money, which would generate both revenues and members for us.

     . Advertising: We plan to promote our doctor member base to pharmaceutical research and drug manufacturing companies to attract companies to enroll doctors in online surveys and clinical drug trials. We believe that participating companies would pay us a fee to advertise the surveys and drug trials on our web sites.

Competition

     We compete, directly and indirectly, for members, subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates with the following categories of companies:

     . online services or Web sites targeted to the healthcare industry generally;

     . publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish Web sites:

     . general purpose consumer online services that provides access to healthcare-related content and services;

     . public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships: and

     . vendors of healthcare information, products, and services distributed through other means, including direct sales, mail and fax messaging.

     Our competitors have significantly greater resources than us. To be competitive, we must license leading technologies, enhance our existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. We cannot guarantee that we will be successful in using new technologies effectively or adapting our Web site and proprietary technology to user requirements or emerging industry standards.

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

Employees

     As of December 31, 2001, the Company had twenty-four full-time employees. Of such employees, ten were engaged in network support, two were engaged in web site development and programming, five were engaged in marketing, and six were engaged in administration and management. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

     The employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

FACTORS INFLUENCING FUTURE RESULTS AND CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

          The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

          Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include the following risk factors:

We have a limited operating history that you can use to evaluate our prospects.

     We were incorporated April 1999. Our merger with Eonnet Technologies was completed in April 2001. Therefore, we have limited financial and operational data that you can use to evaluate our business and business prospects. We are facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a wide range of sources, and other risks described below.

We have not achieved profitability and may incur additional losses in the future.

     We had an accumulated deficit of $4,232,766 as of December 31, 2001. We incurred net loss of $1.47 million for the year ended December 31, 2001. We expect to incur additional operating losses and negative cash flows for the foreseeable future. We will incur direct expenses associated with the development and deployment of our networking services and the development of software for web and wireless devices and indirect expenses from promotional arrangements with physicians and medical students. Additionally, we expect that our operating expenses will continue to increase significantly as we expand our management team and sales and marketing operations. Consequently, it is possible that we may not achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

Our services are unique and our industry is evolving.

     You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development. We cannot guarantee that we will succeed in achieving these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results. To be successful, we must, among other things:

     develop and introduce functional and attractive service offerings;

     attract and maintain a large base of physician membership and advertisers;

     increase awareness of our services and develop physician membership and consumer loyalty;

     provide desirable services and compelling and original content to our membership;

     establish and maintain strategic relationships with distribution partners and service and content providers;

     establish and maintain relationships with sponsors and with advertisers and their advertising agencies; and

     respond to competitive and technological developments; build an operations structure to support our business; and attract, retain and motivate qualified personnel.

     Because the market for our VHN is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our VHN will develop or that demand for our services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We are unable to accurately forecast our revenues.

     We intend to use a significant portion of the net proceeds from this offering to fund working capital and marketing. We expect our expenses to increase significantly in the future as we continue to incur significant sales and marketing, product development, and administrative expenses. The success of our business depends on our ability to increase our revenues to offset our expenses. We cannot guarantee that we will be able to generate sufficient revenues to offset our operating expenses or the costs of our promotional packages or subsidies or that we will be able to achieve or maintain profitability. If our revenues fall short of our projections, our business, financial condition and operating results would be materially adversely affected. We may also need to raise additional capital. However, we cannot guarantee that we will be able to raise additional capital on terms favorable to us or at all.

Our quarterly financial results may fluctuate significantly.

     We expect our quarterly revenues, expenses and operating results to fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

     the number of physician members and subscribers and the level of traffic on our Web sites;

     our ability to establish and strengthen awareness;

     the addition or loss of service or content providers, advertisers, or sponsors on our Web sites;

     our ability to upgrade our Web sites;

     the amount and timing of the costs relating to our marketing efforts or other initiatives;

     the timing of contracts with strategic partners and other parties;

     fees we may pay for distribution, service, or content agreements and promotional arrangements or other costs we incur as we expand our operations;

     the level of acceptance of the Internet by the healthcare industry;

     our ability to compete in a highly competitive market, and the introduction of new sites and services by us or our competitors;

     technical difficulties, system downtime, undetected software errors and other problems affecting the Internet generally or the operation of our Web sites; and

     economic conditions specific to the Internet and online media and general economic conditions.

     Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance.

Our virtual health network may not achieve sufficient market acceptance.

     Our virtual health network is intended to facilitate and streamline interactions among the myriad participants in the healthcare industry. We anticipate that our VHN will enable the secure exchange of information among disparate healthcare information and support a broad range of healthcare transactions, including medical billing and claim processing, transcription, wireless prescription writing, coding, online referrals, authorizations, personal dynamic web portals, review boards, secure messaging and scheduling. We cannot guarantee that participants in the healthcare industry will accept the VHN, or even the Internet, as a replacement for traditional sources of these services. Market acceptance of a VHN will depend upon continued growth in the use of the Internet generally and, in particular, as a source of administrative, communications and information services for the healthcare industry.

     The Internet may not prove to be a viable channel for these services due to inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high speed modems and security procedures for the transmission of confidential healthcare information, implementation of competing technologies, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, governmental regulation or other reasons.

     The acceptance of a VHN for administrative, communications, and information services by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain physician membership and sell networking services, advertising, and sponsorships on our Web site. The failure of a VHN to achieve market acceptance would have a material adverse effect on our business, financial condition and operating results.

We may not be able to maintain and strengthen our VHN in the E-Health marketplace.

     In order to increase our member and subscriber base of healthcare professionals and expand our online traffic, we must establish, maintain, and strengthen the recognition VHN in the E-Health marketplace. For us to be successful in establishing our network:

     healthcare professionals must, among other things, perceive us as offering quality, cost-effective administrative, communications and information services;

     healthcare consumers must, among other things, perceive us as offering relevant, reliable healthcare information from trustworthy sources; and

     medical suppliers, pharmaceutical companies and other vendors to the healthcare community must, among other things, perceive our Web site as an effective marketing and sales channel for their products and services.

     Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot increase our awareness in the marketplace. Further, our Web sites will be more attractive to healthcare advertisers if we have a large subscriber membership base with demographic characteristics that advertisers perceive as favorable. Therefore, we intend to introduce additional or enhanced services in the future in an effort to retain our current subscribers and attract new subscribers. Our reputation could be adversely affected if we experience difficulties in introducing new services, if these services are not accepted by our subscriber membership, if we are required to discontinue existing services, or if our services do not function properly.

We may experience difficulty in integrating our recent merger.

     In April 2001, we completed a merger with Eonnet Technologies, Inc. and we changed our name to Eonnet Media, Inc. Our success depends in part on our ability to integrate the technologies, service offerings, operations and systems of these companies and grow the business. Potential challenges to the successful integration include:

     our ability to market and sell our services to users;

     centralization and consolidation of financial, operational, and administrative functions;

     elimination of unnecessary costs;

     the technological integration of the each companies' services; and

     the integration of each company's personnel.

     We believe that the process of integrating may be complex and will place significant demands on our management, technical, financial and other resources. We cannot guarantee that there will be a successful integration of our operations at all. We also cannot guarantee that the merger will result in sufficient sales or earnings to justify the merger or that any synergies will develop. The successful integration of the companies is critical to our future success.

We depend on our distribution partners.

     A principal element of our network, web and wireless solutions is the establishment and maintenance of strategic distribution relationships with other companies. We have entered into distribution relationships with several companies, and we intend to enter into additional relationships in the future. We have granted exclusive rights to market our software in certain markets, including the infertility, obstetrics, gynecology, cardiology, orthopaedics, cardiothoracic and medical supply markets. We have also agreed not to market our software through certain competitors of our strategic partners. We formed our existing relationships recently, and they have not yet produced significant revenues.

     Although we view our distribution relationships as a key factor in our overall business strategy, our distribution partners may not view their relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit our distribution partners from competing against us directly or from contracting with our competitors. We cannot guarantee that any distribution partner will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any distribution agreement. Our arrangements with our distribution partners generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of our distribution partners. Therefore, we cannot guarantee that these relationships will be successful.

We depend on our content providers.

     We rely on independent content providers for the majority of the clinical, educational, and other general healthcare information that is provided through our VHN. We have entered into strategic relationships with several companies to obtain content for our VHN, and we intend to enter into additional relationships in the future. Our success depends significantly on our ability to maintain our existing relationships with these content providers and to build new relationships with other content providers. Our agreements with content providers are short-term and non-exclusive. Termination of one or more significant content provider agreements would decrease the availability of healthcare-related news and information which we can offer our subscribers and consumers and could have a material adverse effect on our business, financial condition and operating results.

     Due to the non-exclusivity of our agreements with content providers, competitors offer, or could offer, content that is similar or the same as ours. To the extent that content providers, including but not limited to our current providers, offer information to users or our competitors at a lower cost, our business, financial condition and operating results could be materially adversely affected. In addition, we depend on the abilities of our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to member and consumer demand and evolving healthcare industry trends. Any failure by these parties to develop and maintain high quality, attractive content could result in member and consumer dissatisfaction, could inhibit our ability to add new members and consumers and could dilute our VHN, each of which could have a material adverse effect on our business, financial condition and operating results.

We face competition and risks associated with technological change.

     We compete, directly and indirectly, for members, subscribers, consumers, content and service providers, advertisers, sponsors and acquisition candidates with the following categories of companies:

     . online services or Web sites targeted to the healthcare industry generally;

     . publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish Web sites;

     . general purpose consumer online services that provide access to healthcare-related content and services;

     . public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; and

     . vendors of healthcare information, products, and services distributed through other means, including direct sales, mail and fax messaging.

     Our competitors have significantly greater resources than us. To be competitive, we must license leading technologies, enhance our existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. We cannot guarantee that we will be successful in using new technologies effectively or adapting our Web site and proprietary technology to user requirements or emerging industry standards.

We may not be able to prevent Internet security breaches.

     The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting electronic commerce and engaging in sensitive communications over the Internet. We rely on browser-level encryption, authentication and certificate technologies, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of e-mail. However, we cannot guarantee that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of our security measures. A party who is able to circumvent our security measures could misappropriate proprietary information or confidential communications or cause interruptions in our operations. We may be required to spend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches.

     Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. To the extent that our activities or the activities of third party contractors involve the storage and transmission of confidential information, such as patient records or credit information, security breaches could expose us to claims, litigation or other possible liabilities. Our inability to prevent security breaches would have a material adverse effect on our business, financial condition and operating results.

We may experience system failures.

     To succeed, we must be able to operate our Web site 24 hours a day, seven days a week, without interruption. Almost all of our communications and information services are provided through our service and content providers. We do not maintain redundant systems or facilities for our services. To operate without interruption, our service and content providers must guard against: damage from fire, power loss and other natural disasters; communications failures; software and hardware errors, failures or crashes;

security breaches, computer viruses and similar disruptive problems; and other potential interruptions. We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. Any significant interruptions in our services or an increase in response time could result in a loss of potential or existing members and consumers, strategic partners or advertisers and sponsors and, if sustained or repeated, could reduce the attractiveness of our Web site to such parties.

     Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or to provide for costs associated with business interruptions. Our Web site may be required to accommodate a high volume of traffic and deliver frequently updated information. Our Web site may experience slower response times or system failures due to increased traffic on our site or for a variety of other reasons. We also depend on content providers to provide information and data feeds on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our subscribers and consumers depend on ISPs, OSPs and other Web site operators for access to our Web site. Each of them has experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any significant interruption in our operations could have a material adverse effect on our business, financial condition and operating results.

We could be liable for information retrieved from our web site.

     We may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied on our Web site by us or third parties, including our content providers, medical advisors or users. These types of claims have been brought, sometimes successfully, against online services in the past. We could be subject to liability with respect to content that may be accessible through our Web site or third party Web sites linked from our Web site. For example, claims could be made against us if material deemed inappropriate for viewing by children could be accessed through our Web site or if a subscriber or consumer relies on healthcare information accessed through our Web site to their detriment. Even if such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims and in implementing measures to reduce our exposure to such liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

We are subject to government regulation and legal uncertainties.

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services. For example, although it was held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of certain types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. Because the growing popularity and use of the Internet 22 has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. Internet user privacy has become an issue both in the United States and abroad. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online.

     We cannot guarantee that the United States or foreign nations will not adopt legislation purporting to protect such privacy. Any such legislation could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, financial condition and operating results. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

     Currently, we do not believe that our operations are regulated by any healthcare agency. However, with regard to healthcare issues on the Internet, the recently enacted Health Insurance Portability and

Accountability Act of 1996, mandated the use of standard transactions, standard identifiers, security and other provisions by the year 2000. It is necessary for our platform and for the applications that we provide to be in compliance with the regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information. The proposed Health Information Modernization and Security Act would provide for establishing standards and requirements for the electronic transmission of health information.

We are dependent on our key personnel.

     Our future success depends in part on our ability to attract and retain highly qualified technical, sales, customer service and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we will be able to attract or retain a sufficient number of highly qualified employees in the future. If we are unable to hire and retain personnel in key positions, our business, financial condition and operating results could be materially adversely affected.

Item 2. PROPERTIES.

     We lease approximately 1,800 square feet of office space for our executive offices and our operations in Largo, Florida. These offices are located at facilities located at 6925 112th Circle North, Suite 101, Largo, Florida, 33773. The lease expired on January 31, 2001, and we have been leasing the property on a month-to-month basis and is renewable by us for an additional one-year term. The monthly lease payments are $1,200. We also lease approximately 2,500 square feet of office space for our development and marketing operations in Pittsburgh, Pennsylvania. The offices are located at facilities located at 367 Mansfield Avenue, Pittsburgh, Pennslyvania 15220. The lease was entered into during January 2001 and expires during December 2006. The monthly lease payments are $ 3,500. The property is owned by Sherman International Corporation, which is owned by the parents of Vikrant Sharma, our Chief Executive Officer.

     As of December 31, 2000, the Company had property and equipment, net of accumulated depreciation, in the approximate amount of $196,940.

Item 3. LEGAL PROCEEDINGS.

     On September 25th 2001, JH Technical Services Inc. filed for suit against Eonnet Technologies Inc., our wholly owned subsidiary, for a disputed amount of $104,501, plus interest at the rate of 1.5% per month. JH Technical Services Inc. provided temporary technical support personnel to Eonnet Technologies Inc. beginning in August 1999 through February 2000. On October 24th, 2001, Eonnet Technologies Inc. filed a reply disputing the amount of claim and interest rate stated by JH Technical Services Inc.

     In October 2000, we hired PSINet, Inc. to provide managed web services and equipment necessary to the operation of our websites. Pursuant to the contract, PSI was to provide services and equipment for two years valued at $2,400,000 in exchange for approximately 244,444 shares of our common stock. The actual number of shares to be issued was to be determined quarterly based on PSINet's standard billing rates divided by $9.74 per share. The contract contains provisions that protect PSINet from dilution including rights of first offer, co-sale rights, and the right to purchase preferred stock. In addition, the share value used in the calculation of the number of shares to be issued is subject to adjustment for the sale of shares at lower prices. In May 2001, PSINet filed for bankruptcy. In August 2001, PSINet submitted to us invoices totaling $1,001,518 for services rendered between September 2000 and September 2001. We believe PSINet has not provided the services required by the contract and is disputing all amounts charged by PSINet, as well as its right to receive shares of our common stock, anti-dilution rights, right of first offer and co-sale rights pursuant to the terms of the contract. Approximately $65,000 has been accrued as management's estimate of the value of services provided.

     From June through August 1999, we sold 41,667 shares of common stock to investors at $18.00 per share, for gross proceeds of $750,000. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the our proposed free share offering were considered a single offering and the exemption from registration that we relied on in making the private placement was not available. Therefore, we offered each investor in the private placement the right to resell their shares to us and receive a refund of the price paid by them of $18 per share. The private placement investors' right to sell their shares to us began on August 14, 1999 and expired on August 25, 2000. Two investors initially accepted our offer to resell their 1,944 shares to us and received total refund of the $35,000 purchase price. Subsequently, 11 additional investors with a total of 7,500 shares accepted our offer to resell their shares to us for a total amount of $135,000. As we were not in a position to pay cash to these investors, we issued them promissory notes payable in the aggregate amount of $135,000, which bear interest at a rate of 8% per annum. These notes will be repaid from the net proceeds of this offering. These notes are recorded as a liability in our financial statements.

     The Company is in default under its capital lease with Dell Financial Services. As of December 31, 2001, the principal balance due under the lease was approximately $41,000. The lessor has the right to repossess the equipment or accelerate the lease payments. The Company is attempting to negotiate a buyout of the lease, but there is no assurance that the Company will be successful in its negotiations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established trading market for the common stock of the Company, and the shares are not presently listed.

     As of April 12, 2002, there were approximately 95 stockholders of the Company's common stock.

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

Recent Sales of Unregistered Securities

            Within the past three years, we issued the following securities which were not registered under the Securities Act of 1933. All share and dollar numbers are adjusted for the registrant's January 27, 2001 one for 18 reverse stock split.

       (2) In May 1999, we issued an aggregate of 1,250,000 shares of its common stock, at a price of $.18 per share, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

       (3) From June through August 1999, we sold 41,667 shares of common stock to investors at $18.00 per share, for gross proceeds of $750,000. The shares were sold to a limited number of investors in a private placement that was not registered under the federal securities laws. For federal securities law purposes, however, the private placement and the our proposed free share offering were considered a single offering and the exemption from registration that we relied on in making the private placement was not available. Therefore, we offered each investor in the private placement the right to resell their shares to us and receive a refund of the price paid by them of $18 per share. The private placement investors' right to sell their shares to us began on August 14, 1999 and expired on August 25, 2000. Two investors initially accepted our offer to resell their 1,944 shares to us and received total refund of the $35,000 purchase price. Subsequently, 11 additional investors with a total of 7,500 shares accepted our offer to resell their shares to us for a total amount of $135,000. As we were not in a position to pay cash to these investors, we issued them promissory notes payable in the aggregate amount of $135,000, which bear interest at a rate of 8% per annum. These notes will be repaid from the net proceeds of this offering.

       (4) In July 2000, we issued an aggregate of $225,000 in convertible demand notes payable, to accredited investors in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Interest on the notes is payable quarterly, commencing November 1, 2000, at a rate of 8% per annum. Principal on the notes is payable on demand, but the notes are subordinated to all future debt to any lending institution. The notes are convertible into common stock at a conversion rate of $1.00 per share. The notes are convertible at the option of the note holders. There are no prepayment penalties on the notes.

       (5) In December 2000, we issued an aggregate of 137,037 shares of common stock to various former shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC.

       (6) On December 31, 2000, we offered 170,833 shares of common stock to certain of our shareholders at $.306 per share. We accepted subscriptions for 121,667 shares of common stock on July 1, 2001, from certain of our existing shareholders at a price equal to $.306 per share.

       (7) On December 31, 2000, we issued 166,944 shares of common stock to various individuals and companies as compensation for services performed. The aggregate value of these services was $51,085, or .306 per share.

       (8) On July 1, 2001, we amended its agreement with Foley & Lardner, its counsel, to issue an additional 46,411 for previous services performed for us, in addition to the 22,222 shares issued to Foley & Lardner on December 31, 2000. The value of these additional services provided by Foley & Lardner was $193,200.

       (9) On April 9, 2001, in connection with our acquisition of Eonnet Technologies, Inc., we issued 1,000,000 shares of common stock to the shareholders of Eonnet Technologies, Inc.

       (10) On February 4, 2002, in connection with a consulting agreement with Thomas Vickers Investments we issued 26,000 shares of common stock in exchange for the consultant's agreement to perform services for us valued at $149,500.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

       The Company had generated revenues of $1,368,920 during the period ending December 31, 2001. In order to fund operations through December 31, 2001, the Company also relied on funding raised from loans from key shareholders.

       Sales consist primarily of revenues from computer network sales and services. Additional sales consist of fees and commissions from web application development, server co-location and advertisements on the Company's web site.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2001

       Sales. Sales were $1,368,920 for the year ended December 31, 2001 compared to $20,670 for the year ended December 31, 2000. The increase was attributable to the consolidation of sales from Eonnet Technologies, Inc. Sales consisted of computer hardware, software, and computer related services.

       Cost of Goods Sold: Cost of Goods Sold were $746,601 for the year ended December 31, 2001as compared to $0 for the year December 31, 2000. The increase was attributable to the operations of Eonnet Technologies, Inc. The Cost of Goods Sold includes the costs for hardware, software, and technical salaries such as network engineers and web programmers.

       Other operating expenses (selling, general and administrative expenses). Other operating expenses were $1,096,572 for the year ended December 31, 2001 as compared to $1,581,939 for the year ended December 31, 2000. The decrease was due to a reduction in administrative salaries and marketing spending.

       Other expenses, net. Other expenses, net of interest income was $996,408 for the year ended December 31, 2001 as compared to $4,052 for the year ended December 31, 2000. The increase in expense is attributable mainly to the impairment of goodwill of $59,291 and expense acquired in process research and development of $885,422.

       Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2000. See Note 2 to financial statements.

       Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 2001.

Liquidity and Capital Resources

       The Company has primarily financed its operations through the sale of equity securities issued by the Company and loans from existing shareholders and officers. The Company had a working capital deficit of $1,900,774 at December 31, 2001. The Company estimates that it will need additional funds for on-going, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full time management personnel and acquire additional office space.

       Net cash used in operating activities was $112,357 during the period ended December 31, 2001. The usage of cash is primarily attributable to the net operating loss of $ 474,253 offset by the write off of impairment of goodwill of $59,291 and expense acquired in process research and development of $885,422. as well as an increase in other current assets of $11,256, partially offset by an increase in accounts payable of 201,891, an increase in accrued expenses of $71,123, an increase in compensation paid with stock of $622. During the year ending December 31, 2001, the Company generated revenues of $ 1,368,920 from sales of hardware, software, and computer related services. During 2002, management expects that the Company will continue to generate revenues through sales of hardware, software, and services. The management also expects revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site, which will have future positive cash effects in its operating activities.

       Net cash used in investing activities was $53,786 during the year ended December 31, 2001, representing the purchase of the minority interest in our subsidiary, property and equipment.

       Net cash provided by financing activities was $503 during the year ended December 31, 2001, representing proceeds from related party loans of $30,000, proceeds from loan of $49,640, proceeds from stock subscriptions collected of $37,654 and proceeds from bank overdraft of $22,894, partially offset by repayments of related party loans of $12,000, payment of notes payable and long term debt of $17,968, payments on capital leases of $4,170, and deferred payment of IPO expenses of $105,547.

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

     In DecemBer 2000, the Company issued an aggregate of 137,037 shares of common stock of the Company to various shareholders of EMC, in exchange for the purchase of 740,000 shares of their stock in EMC. In addition, the Company issued loans payable to previous investors in EMC in the aggregate amount of $131,750, for the Company's purchase of EMC shares from these investors. The Company has also recorded a liability under the caption loans payable in the aggregate amount of $50,625 for amounts due to previous EMC investors for the Company's purchase of EMC shares from these investors. These investors were paid in 2001.

     On December 31, 2000, the Company issued 170,833 shares of common stock of the Company to certain existing shareholders of the Company at $.306 per share in exchange for subscriptions receivable totaling $52,275.

     On December 31, 2000, the Company issued 166,944 shares of common stock of the Company to various individuals and companies as compensation for services performed. The aggregate value of these services was $51,085.

     On July 1, 2001, the Company amended its agreement with Foley & Lardner, its counsel, to issue an additional 46,411 for previous services performed for us, in addition to the 22,222 shares issued to Foley & Lardner on December 31, 2000. The value of these additional services provided by Foley & Lardner was $193,200.

     On April 9, 2001, in connection with our acquisition of Eonnet Technologies, Inc., we issued 1,000,000 shares of common stock to the shareholders of Eonnet Technologies, Inc.

     On February 4, 2002, in connection with a consulting agreement with Thomas Vickers Investments we issued 26,000 shares of common stock in exchange for the consultant's agreement to perform services for us valued at $149,500.

     The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception raise substantial doubt as to its ability to continue as a going concern. In addition, the Company may need to raise additional capital to fund operations.

     Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from operations as revenues are generated. In particular, as the Company does not expect cash flows from operations to be sufficient in the next twelve months, the Company plans to raise capital through an initial public offering. There can be no assurance that an initial public offering will be completed or, if completed, such proceeds would be sufficient to meet the Company's financial need in the next twelve months.

The Company filed an amended registration statement with the Securities and Exchange Commission (SEC) for an initial public offering of its common stock on February 12, 2002. The registration statement is for a firm commitment public offering of 1 million shares at a price of $5.75 per share plus 200,000 free shares for qualified members of its medical website Doctorsurf.com. The shares will be listed on the American Stock Exchange under the symbol "EOI". The managing underwriter for this offering is View Trade Securities at 7280 West Palmetto Park Road, Suite #210, Boca Raton, FL 33433.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 13, 2002, the Company engaged Stark Winter Schenkein & Co., LLP as the Company's independent auditors for the year ended December 31, 2001, replacing the firm of BBK. The change was approved by the Company's audit committee.

     On March 12, 2002, Brimmer, Burek & Keelan LLP ("BBK") declined to stand for reappointment as the Company's independent auditors because BBK determined it was not independent with respect to the 2001 year-end audit, due to the nonpayment of prior year fees.

     BBK's audit report on the financial statements of the Company as of December 31, 2000 and for the period from May 14, 1999 (date of inception) to December 31, 2000 expressed an unqualified opinion and included an explanatory paragraph related to the Company's ability to continue as a going concern.

     The Company believes there were no disagreements with BBK within the meaning of Instruction 4 to Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the period from May 14, 1999 (date of inception) to December 31, 2000 or for any subsequent interim period, which disagreements if not resolved to their satisfaction would have caused BBK to make reference to the subject matter of the disagreements in connection with its report.

     During the period from May 14, 1999 (date of inception) to December 31, 2000 and through the present, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) of the type required to be disclosed by that section. The Company has not consulted with any other independent auditors regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

     A letter of BBK addressed to the Securities and Exchange Commission was included as Exhibit 16 to Form 8-K dated March 13, 2002. Such letter states that such firm agrees with the statements made by the Company in Item 4 to Form 8-K dated March 13, 2002.

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

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following are the names and certain information regarding the current Directors and Executive Officers of the Company:


     Name                                    Age                  Position                                       Director Since
     ----                                    ---                  --------                                       --------------

Vikrant Sharma                               30                   Chief Executive Officer and Director                 2001

Rakesh K. Sharma, M.D.                       43                   President, Secretary and Director,                   1999
                                                                  And Chairman, Medical Advisory Council

Jugal K. Taneja                              56                   Consultant and Director                              1999

Paul D. White                                31                   Chief Operating Officer and Vice Pesident            NA

George L. Stuart, Jr.                        54                   Director                                             2000

Roshan Shikarpuri                            42                   Director                                             2002

Robert C. Vaughan                            66                   Director                                             2002

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Background of Executive Officers and Directors

     Vikrant Sharma has served as our Chief Executive Officer since January 2001. Mr. Sharma founded Eonnet Technologies, Inc. in 1998 and has served as the Chief Executive Officer Eonnet Technologies, Inc. since 1998. Prior to that, Mr. Sharma, for five years, served as the President and Project Manager at Sherman International Corporation, a supplier of iron and steel equipment in the global marketplace. Mr. Sharma holds a Bachelors Degree in Electrical Engineering from The Case Western Reserve University.

     Rakesh K. Sharma, M.D. served as our President and Secretary from our inception until November 30, 2001, and has served on our Board of Directors since our inception. He also serves as Chairman of our Medical Advisory Council. Dr. Sharma has been a cardiologist and a member of the medical staffs of several hospitals in the Tampa Bay, Florida area, for the past six years. Since July 1999, he has also served as a senior partner and a director of The Heart & Vascular Institute of Florida. Dr. Sharma has also served on the Board of Directors of AACIO (American Association of Cardiologists of Indian Origin) since November 2000. Dr. Sharma has been on the Board of Directors of Dynamic Health Products, Inc., a distributor of dietary supplements and over-the-counter drugs, since March 1999.

     Paul D. White was a founder of Eonnet Technologies Inc. and has served as its Vice President and Chief Operating Officer since its inception in December 1998. In April 2001, he became our Chief Operating Officer and a Vice President. From June 1996 to December 1998, he was an independent consultant specializing in systems integration and project management. From January 1994 to June 1996, he was the Operations Manager for TCI Media Services and had principal roles in streaming digital commercial insertion technology. He has ten years of experience in the software, telecommunications and systems integration industries in technology operations management, project management, engineering and systems consulting positions. Mr. White holds a Bachelor of Science degree in Information Sciences from Robert Morris College.

     Jugal K. Taneja is a consultant to us and has served on our Board of Directors since our inception. From November 1991 until December 1998, Mr. Taneja served as the Chairman of the Board and as Chief Executive Officer of NuMED Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMED and National Diagnostics, Inc., are publicly traded companies. Mr. Taneja was Chairman of the Board of DrugMax.com, Inc., a public company engaged in e-commerce, from March 1997 until November 1999 and serves as Chairman of the Board and CEO of that company since October 2000. In addition, Mr. Taneja is currently serving as the Chairman of the Board of Go2Pharmacy, Inc., a public company that manufactures and packages health products and nutritional supplements and is also serving as Chairman of the Board of Dynamic Health Products, Inc., a distributor of dietary supplements and over-the-counter drugs. He has held that position since Dynamic's inception in January 1998.

     George L. Stuart, Jr. served as our Chief Executive Officer from December 1999 until September 2000. In addition, since December 1999, Mr. Stuart has served as a Director. From July 1997 to December 1999 Mr. Stuart was Vice President and Director of Leapfrog Smart Products, Inc., a high-technology smart card development company in Orlando, Florida. From January 1995 to July 1997, Mr. Stuart was a partner in Stuart/Cloud Enterprises, a government relations business development and organizational consulting firm in Tallahassee, Florida. From January 1991 to January 1995, Mr. Stuart served as the Secretary and Chief Executive Officer of the State of Florida's Department of Business and Professional Regulation. Mr. Stuart holds a B.A. degree in Economics from the University of Florida and an M.B.A. degree from Harvard University's Graduate School of Business.

     Roshan Shikarpuri, was elected to serve as a member of our Board of Directors on February 10, 2002. Mr. Shikarpuri is a managing partner in a public accounting firm in Florida, and served in that capacity for more than the last five years. He has served hundreds of clients and consulted on various special engagements including IRS audit appeals and representations, mergers and acquisitions, business formations and restructurings, and estate and trust management. He has three degrees from Florida State University and has taught various accounting classes at University of South Florida and University of Virginia and trained auditors at U.S. Inspectors General's office in Washington D.C. In addition to many governmental and non-profit agencies, Mr. Shikarpuri also serves as a Director/Consultant forTrans Am Inc, a leading airline consolidator in United States.

     Robert C. Vaughan was elected to serve as a member of our Board of Directors on February 4, 2002. Mr. Vaughan has over 45 years of experience in small to large firms, two-thirds of which has been at the Chief Executive Officer or Chief Operating Officer level. Since 1981, Mr. Vaughan has been an independent business consultant specializing in the development of investment banking relationships, corporate financial strategies, mergers, acquisitions, and other services. From 1981 to the present, Mr. Vaughan has been the Managing Partner of the Orbis Group, a consulting firm acting under several disciplines. Over the past 45 years, he has also served on the board of over a dozen companies, private and public, including holding positions of Chairman of the Board. He has also served on several audit committees and executive committees and has extensive corporate governanceSection 16(a) Beneficial Ownership Reporting Compliance

     None of the Company's directors or officers and no person who was the beneficial owner of more than ten percent of the Company's common stock have filed a Form 3 as required by Section 16(a) of the Securities and Exchange Act of 1934.


Item 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                               Annual Compensation(1)
                               ----------------------

Name and
Principal Position                           Year      Salary($)     $Bonus($)
--------------------------------------------------------------------------------

Vikrant Sharma, CEO (1) (2)                  2001      $120,000      $ -0-
                                             2000      $81,330       $ -0-


___________

(1) All employees of the Company including its executive officers are paid by the Company.

(2) Mr. Vikrant Sharma served as the Company's Chief Executive Officer since January 15, 2001. The salary paid to Mr. Vikrant Sharma for the year 2000 were paid to him in his capacity as President of Eonnet Technologies, Inc. and were paid by Eonnet Technologies, Inc.

     Historically, no director of the Company received any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement for reasonable expenses incurred in attending meetings of the Company's Board of Directors.


Employment Agreements and Other Arrangements

     In January 2001, we entered into an Employment Agreement with Vikrant Sharma, as our Chief Executive Officer and as Chief Executive Officer of Eonnet Technologies, Inc., which provides for an initial term of three years commencing January 15, 2001, in exchange for Mr. Sharma's full-time services to us. The annual salary payable under the agreement is $120,000, of which $36,000 has been accrued and will be paid from the net proceeds of this offering plus an additional $3,000 per month beginning January 2002 until the completion of this offering.

     We have entered into a Consulting Agreement with Rakesh K. Sharma, M.D., which provides for an initial term of three years commencing on the date of this offering, in exchange for Dr. Sharma's part-time services to us as a member of our Medical Advisory Council. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of this offering. Dr. Sharma's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing us.

     We have entered into a Consulting Agreement with Jugal K. Taneja, which provides for an initial term of three years commencing on the date of this offering, in exchange for Mr. Taneja's part-time services to us. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of this offering. Mr. Taneja's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with us.

     We have entered into a Consulting Agreement with Stephen M. Watters, which provides for an initial term of three years commencing on the date of this offering, in exchange for Mr. Watters's part-time services to us. It is anticipated that Mr. Watters will devote approximately 25% of his time to our affairs, under the agreement. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of this offering. Mr. Watters consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with us.

     We have entered into a Consulting Agreement with Elliot and Associates, which provides for an initial term of three years commencing on the date of this offering, in exchange for assisting us in maintaining relationships with underwriters, brokers, investment bankers, consulting with us on financing options, and locating potential acquisition opportunities and assisting in completing any such transaction. The monthly compensation under the agreement is $7,000. We will begin to make monthly payments $7,000 per month following the completion of this offering. This consulting agreement contains standard provisions for confidentiality and non-competition.

     We have entered into a Consulting Agreement with Thomas Vickers Investments, which provides for an initial term of three years commencing on February 4, 2002, in exchange for consulting on potential acquisition targets for us. The compensation under the agreement is 26,000 shares of common stock, which shall be subject to a lock-up agreement with the Company's underwriters for a duration of one year. The Company shall have the option of repurchasing such 26,000 shares upon a material breach by Mr. Vickers for a price equal to the lesser of $5.75 or the market price of such shares at the time of such breach. This consulting agreement contains standard provisions for confidentiality and non-competition.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding beneficial ownership of our common stock:

  . each person who is known to own beneficially more than 5% of the outstanding shares of our common stock,

  .  each of our directors,

  .  each of our officers, and

  .  all of our directors and executive officers as a group:

Name and Address                                          Number of shares                  Percentage
----------------                                          ----------------                  ----------
                                                                                  Before this         After this
                                                                                   offering             offering
                                                                                   --------             --------
Vikrant Sharma (1)(6).............................             570,833            23.2%               15.6%
Jugal K. Taneja (2)(6)............................             127,778             5.2%                3.5%
Rakesh K. Sharma (3)(6)...........................             241,320             9.8%                6.6%

Brod Living Trust(5)..............................             138,889             5.7%                3.8%
Paul D. White.....................................             100,000             4.1%                2.7%
George L. Stuart, Jr..............................               6,944                *                   *
Robert C. Vaughan (4).............................                 -0-                *                   *
Roshan Shikarpuri (6).............................                 -0-                *                   *
All current directors and executive officers as a
 group (7 persons) (7)............................           1,185,764            48.3%               32.4%

_________________

*    Less than 1.0%

(1) Business address is 367 Mansfield Avenue, Pittsburgh, PA 15220. Does not include 190,278 shares of preferred stock owned by Mr. Sharma (see note 6 below).
(2) Business address is 7270 Sawgrass Point Drive, Pinellas Park, FL 33782. Includes 100,000 shares owned by Carnegie Capital, Ltd. and 27,778 shares owned by Dynamic Health Products, Inc. Mr. Taneja is the general partner of both 21st Century Health Care Fund and Carnegie Capital, Ltd. As such, Mr. Taneja has the power to direct the voting and disposition of such shares. Mr. Taneja is a controlling shareholder of Dynamic Health Products, Inc., with beneficial ownership of approximately 67% of its outstanding common stock, and as such as the power to direct the voting and disposition of such shares. Does not include 38,889 shares of preferred stock held by Mr. Taneja directly (see note 6 below). Also does not include 55,556 shares of preferred stock owned by Manju Taneja, Mr. Taneja's wife (see note 6 below) or 155,556 shares of common stock held by 21st Century Health Care Fund, an entity controlled by Mr. Taneja's son. Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership of the 55,556 shares of preferred stock owned by his wife and th 155,556 shares of common stock held by 21st Century Health Care Fund.
(3) Business address is 1819 Alicia Way, Clearwater, FL 33764. Includes 123,264 shares owned of record and 118,056 shares owned by the RK Family Partnership. Dr. Sharma is the general partner and as such, Dr. Sharma has the power to direct the voting and disposition of such shares.

     Does not include 41,088 shares of preferred stock owned by him directly and 39,352 shares of preferred stock held by the RK Family Partnership (see note 6 below).
(4)  Business address is 2315 N.Kochina, Mefa, AZ 85203.
(5)  Business address is 7270 Sawgrass Point Drive, Pinellas Park, FL  33782.
(6)  Business address is 33920 US Highway 19 N, Palm Harbor, Florida, 34684
(7) Immediately prior to this offering, 190,278 shares of common stock previously owned of record by Vikrant Sharma, 41,088 shares owned of record by Dr. Sharma and 39,352 shares owned of record by RK Family Partnership (80,440 shares of Dr. Sharma's total beneficial holdings), and 94,445 shares owned of record by Mr. Taneja and his wife were converted to preferred stock. These shares of preferred stock will convert to common stock if the company satisfies either of the following performance criteria:

     (i) the company achieves a gross profit (as defined by U.S. GAAP) of $3,000,000, $5,000,000 or $8,000,000 for the fiscal years ended December 31, 2002, 2003 or 2004, respectively; or

     (ii) the company achieves a revenue (as defined by U.S. GAAP) for the fiscal year ended December 31, 2002, 2003 or 2004 of at least $35,000,000 with earnings per share (as defined by U.S. GAAP) of at least $.30 per share in such year.

     In the event that the company does not achieve any of the above two performance criteria, all shares of preferred stock will be cancelled and Vikrant Sharma, Dr. Sharma, and Jugal Taneja shall have no rights with respect to such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 2001, We owe $143,082.00 in indebtedness to Vikrant Sharma, our Chief Executive Officer, and his immediate family members. No interest is being paid for this indebtedness. We incurred this indebtedness to fund our working capital requirements.

     In May 2001, we received a line of credit of $50,000 from PNC Bank, National Association. The line of credit is guaranteed by Vikrant Sharma, our Chief Executive Officer. The line of credit bears interest at the prime rate plus 1.75% and has an available credit balance of $360 at November 30, 2001. We are required to make monthly payments of accrued interest under the line of credit. The line of credit matures on May 30, 2002, at which time all outstanding principal and accrued interest is payable.

     We lease approximately 2,500 square feet of office space for our development and marketing operations in Pittsburgh, Pennsylvania. The property is owned by Sherman International Corporation, which is owned by the parents of Vikrant Sharma, our Chief Executive Officer. The lease was entered into during January 2001 and expires during December 2006. The monthly lease payments are $3,500. We owe Sherman International Corporation $38,500 in accrued rent for 2001.

     In January 2001, we entered into an Employment Agreement with Vikrant Sharma, as our Chief Executive Officer and as Chief Executive Officer of Eonnet Technologies, Inc., which provides for an initial term of three years commencing January 15, 2001, in exchange for Mr. Sharma's full-time services to us. The annual salary payable under the agreement is $120,000, of which $36,000 has been accrued and will be paid from the net proceeds of this offering plus an additional $3,000 per month beginning January 2002.

     We have entered into a Consulting Agreement with Rakesh K. Sharma, M.D., which provides for an initial term of three years commencing on the date of this offering, in exchange for Dr. Sharma's part-time services to us as a member of our Medical Advisory Council. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of a public offering. Dr. Sharma's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing us.

     We have entered into a Consulting Agreement with Jugal K. Taneja, which provides for an initial term of three years commencing on the date of this offering, in exchange for Mr. Taneja's part-time services to us. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of a public offering. Mr. Taneja's consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with us.

     We have entered into a Consulting Agreement with Stephen M. Watters, which provides for an initial term of three years commencing on the date of this offering, in exchange for Mr. Watters's part-time services to us. It is anticipated that Mr. Watters will devote approximately 25% of his time to our affairs, under the agreement. The monthly compensation under the agreement is $8,333. We will begin to make monthly payments $8,333 per month following the completion of a public offering. Mr. Watters consulting agreement contains standard provisions for confidentiality and non-competition provisions that prohibit him from competing with us.

     We have entered into a Consulting Agreement with Elliot and Associates, which provides for an initial term of three years commencing on the date of this offering, in exchange for assisting us in maintaining relationships with underwriters, brokers, investment bankers, consulting with us on financing options, and locating potential acquisition opportunities and assisting in completing any such transaction. The monthly compensation under the agreement is $7,000. We will begin to make monthly payments of $7,000 per month following the completion of a public offering. This consulting agreement contains standard provisions for confidentiality and non-competition.

     We have entered into a Consulting Agreement with Thomas Vickers Investments, which provides for an initial term of three years commencing on February 4, 2002, in exchange for consulting on acquisitions and mergers. The compensation under the agreement is for 26,000 shares of common stock which shall be subject to a lock-up agreement with the Company's underwriters for a duration of one year. The Company shall have the option of repurchasing such 26,000 shares upon a material breach by Mr. Vickers for a price equal to the lesser of $5.75 or the market price of such shares at the time of such breach. This consulting agreement contains standard provisions for confidentiality and non-competition.


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

(a)(3) Exhibits.

         The following exhibits are filed with this report:

3.1      Articles of Incorporation dated April 15, 1999.(1)

3.2      Articles of Amendment to Articles of Incorporation dated May 12,
         1999.(1)

3.3      Articles of Amendment to Articles of Incorporation dated April 16,
         2001.(3)

3.4      By-laws, as amended.(1)

10.1 Lease Agreement between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated August 17, 1999.(1)

10.2 Lease Addendum between Pinellas Center For The Visually Impaired, Inc. and DoctorSurf.com, Inc., dated January 20, 2000. (2)

10.3 Technology Agreement between Weblink Communications, Inc. and Eonnet Media, Inc.(1)

10.4 Employment Agreement dated January 15, 2001, between Vikrant Sharma and Eonnet Media, Inc.(1)

10.5 Consulting Agreement dated December 26, 2001, between Rakesh Sharma, M.D. and Eonnet Media, Inc.(1)

10.6 Consulting Agreement dated December 26, 2001, between Jugal K. Taneja and Eonnet Media, Inc.(1)

10.7 Consulting Agreement dated December 26, 2001, between Stephen M. Watters and Eonnet Media, Inc.(1)

10.8 Lease dated January 1, 2001 between Eonnet Media, Inc. and Sherman International Corporation.(1)

10.9 Promissory Note dated May 30, 2001 by Eonnet Technologies, Inc. in favor of PNC Bank.(1)

10.10 Consulting Agreement dated December 26, 2001, between Elliot & Associates and Eonnet Media, Inc.(1)

10.11 Consulting Agreement dated February 4, 2002, between Thomas Vickers Investments and Eonnet Media, Inc.(1)

21.1     List of Subsidiaries. (1)

___________

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration Statement No. 333-80475.
     (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
     (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b) Reports on Form 8-K.

     Form 8-K dated February 20, 2001, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the year ended December 31, 2000.

     Form 8-K dated May 29, 2001, with respect to the acquisition of Eonnet Technologies, Inc.

     Form 8-K dated March 13, 2002, with respect to a change in the Company's certifying accountants to Stark, Winter, Schenkein LLP, for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EONNET MEDIA, INC.

Dated: April 15, 2002              By: /s/ Vikrant Sharma
                                      --------------------------
                                   Vikrant Sharma, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                              Date
---------                -----                              ----

/s/ Vikrant Sharma       Chief Executive Officer            April 15, 2002
---------------------
Vikrant Sharma           and Director


/s/ Rakesh Sharma        President, Secretary               April 15, 2002
---------------------
Rakesh Sharma, M. D.     and Director


/s/ Jugal K. Taneja      Director                           April 15, 2002
---------------------
Jugal K. Taneja


/s/ George Stuart        Director                           April 15, 2002
---------------------
George Stuart


/s/ Roshan Shikarpuri    Director                           April 15, 2002
---------------------
Roshan Shikarpuri


/s/ Robert C. Vaughan    Director                           April 15, 2002
---------------------
Robert C. Vaughan

                              EONNET MEDIA, INC.


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                    F-2

Consolidated Balance Sheets as of December 31, 2001             F-4

Consolidated Statements of Operations for the year ended
  December 31, 2001 and the year ended December 2000            F-5

Consolidated Statement of Shareholders' Deficit for the year
     Ended December 31, 2001 and for the
     Year ended December 31, 2000                               F-6

Consolidated Statement of Cash Flows for the year ended
     December 31, 2001 and for the
     Year ended December 31, 2000                               F-7

Notes to Consolidated Financial Statements                      F-8 F-19

Pro-forma Statement of Operations  for the year ended           F-20
     December 31, 2001

Notes to Pro-forma Statement of Operations                      F-22

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Eonnet Media, Inc.


We have audited the accompanying consolidated balance sheet of Eonnet Media, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein & Co., LLP


Denver, Colorado
April 12, 2002

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from May 14, 1999 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Brimmer, Burek, & Keelan, LLP
Certified Public Accountants Tampa, Florida

March 8, 2001 Except for Note 13 as to which the date is April 10, 2001

                              Eonnet Media, Inc.
                          Consolidated Balance Sheet
                               December 31, 2001

Assets

Current assetds:
   Cash                                                                   $    41,651
   Receivables:
      Trade                                                                    63,444
      Related parties                                                           2,265
                                                                          -----------
         Total current assets                                                 107,360
                                                                          -----------

Property and equipment, net                                                   196,940

Other assets:
   Deposits                                                                     1,709
   Deferred offering costs                                                    205,547
                                                                          -----------
                                                                              207,256
                                                                          -----------
                                                                          $   511,556
                                                                          ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                       $   870,307
   Bank overdraft                                                              22,894
   Accrued expenses and other current liabilities                             210,460
   Customer deposits                                                          286,580
   Due to purchasers of common stock                                          135,000
   Line of credit                                                              49,640
   Convertible notes                                                          225,000
   Advances payable                                                           131,750
   Current portion of long-term debt                                            6,208
   Current portion of capital leases                                           52,213
   Notes payable - related parties                                             18,000
   Amounts due to related parties                                             125,082
                                                                          -----------
      Total current liabilities                                             2,133,134
                                                                          -----------

Long-term portion of capital leases                                             6,195
Long-term debt                                                                 11,541
                                                                          -----------
                                                                               17,736
                                                                          -----------

Stockholders' (deficit):
   Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      no shares issued or outstanding                                               -
   Common stock, $.01 par value,
      95,000,000 shares authorized,
      2,795,679 shares issued and outstanding                                  27,957
   Additional paid in capital                                               2,592,745
   Stock subscription receivable                                              (27,250)
   Accumulated (deficit)                                                   (4,232,766)
                                                                          -----------
                                                                           (1,639,314)
                                                                          -----------
                                                                          $   511,556
                                                                          ===========

     See the accompanying notes to the consolidated financial statements.

                              Eonnet Media, Inc.
                     Consolidated Statements of Operations
                    Years Ended December 31, 2001 and 2000

                                                                              2001                    2000
                                                                         --------------          --------------
Sales                                                                    $    1,368,920          $       20,670

Cost of goods sold                                                              746,601                       -
                                                                         --------------          --------------

Gross profit                                                                    622,319                  20,670

Operating expenses:
   Selling, general and administrative expenses                               1,096,572               1,581,939
                                                                         --------------          --------------

(Loss) from operations                                                         (474,253)             (1,561,269)
                                                                         --------------          --------------

Other income (expense):
   Interest income                                                                6,054                  24,202
   Interest expense                                                             (57,749)                (28,254)
   Acquired in process research and development                                (885,422)                      -
   Impairment of goodwill                                                       (59,291)                      -
                                                                         --------------          --------------
                                                                               (996,408)                 (4,052)
                                                                         --------------          --------------

Net (loss)                                                               $   (1,470,661)         $   (1,565,321)
                                                                         ==============          ==============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                                         2,549,104               1,280,549
                                                                         ==============          ==============
  Net (loss) per share                                                   $        (0.58)         $        (1.22)
                                                                         ==============          ==============

     See the accompanying notes to the consolidated financial statements.

                              Eonnet Media, Inc. -
               Consolidated Statement of Stockholders' (Deficit)
                    Years Ended December 31, 2000 and 2001

                                                 Common Stock           Additional      Stock
                                            ----------------------       Paid in    Subscription     Accumulated
                                              Shares       Amount        Capital     Receivable       (Deficit)         Total
                                            ----------   ---------     -----------  ------------    -------------    ------------
Balance December 31, 1999                   1,250,000    $  12,500     $   378,500  $   (45,000)    $   (617,362)    $   (271,362)

Shares from termination of rescission          34,167          342         614,658            -                -          615,000
Stock subscription receivable                 170,833        1,708          50,567      (52,275)               -                -
Contributed services                                -            -          44,950            -                -           44,950
Stock issued for services                     166,972        1,669          49,416            -                -           51,085
Stock issued as severance pay                  10,557          106         189,894            -                -          190,000
Stock issued for professional fees             12,154          122         143,628            -                -          143,750
Stock issued to satisfy payables               13,959          140         126,110            -                -          126,250
Offering expenses                                   -            -         (92,094)           -                -          (92,094)
Stock subscription satisfied                        -            -               -       45,000                -           45,000
Minority interest in subsidiary                     -            -          42,063            -                -           42,063
Stock issued to acquire minority interest
  in subsidiary                               137,037        1,370         183,630      (27,250)               -          157,750
Net (loss) for the year                             -            -               -            -       (1,565,321)      (1,565,321)
                                           ----------    ---------     -----------  ------------    -------------    ------------

Balance at December 31, 2000                1,795,679       17,957       1,731,322      (79,525)      (2,182,683)        (512,929)

Stock issued to effect acquisition          1,000,000       10,000         875,422            -         (579,422)         306,000
Stock subscription satisfied                        -            -               -       37,654                -           37,654
Terminated stock subscriptions                (47,800)        (478)        (14,143)      14,621                -                -
Stock issued for services                      47,800          478             144            -                -              622
Net (loss) for the year                             -            -               -            -       (1,470,661)      (1,470,661)
                                           ----------    ---------     -----------  ------------    -------------    -------------
Balance at December 31, 2001                2,795,679    $  27,957     $ 2,592,745  $   (27,250)    $ (4,232,766)    $ (1,639,314)
                                           ==========    =========     ===========  ============    =============    =============

      See the accompanying notes to the consolidated financial statments.

                              Eonnet Media, Inc.
                     Consolidated Statements of Cash Flows
                    Years Ended December 31, 2001 and 2000

                                                                                 2001            2000
                                                                             -----------     -----------
Cash flows from operating activities:
Net (loss)                                                                   $(1,470,661)    $(1,565,321)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                                   59,609          35,690
  Write off of impaired goodwill                                                  59,291               -
  Acquired in process research and development                                   885,422               -
  Write off of deferred offering costs                                            25,000               -
  Common shares issued for services                                                  622         399,785
  Decrease in receivables                                                         47,354               -
  (Increase) in receivables from related parties                                  (2,265)
  Decrease in inventory                                                           22,730               -
  Decrease in other current assets                                                11,256               -
  Decrease in prepaids and other current assets                                        -           8,345
  Decrease in other assets                                                           749               -
  Increase in accounts payable                                                   201,891         185,808
  (Decrease) in customer deposits                                                (24,478)              -
  Increase in accrued expenses and other current liabilities                      71,123         103,989
                                                                             -----------     -----------
Net cash (used in) operating activities                                         (112,357)       (831,704)
                                                                             -----------     -----------

Cash flows from investing activities:
  Acquisition of property and equipment                                           (6,619)        (74,588)
  Cash received from acquisition                                                   3,458               -
  Purchase of minority interest in subsidiary                                    (50,625)              -
                                                                             -----------     -----------
Net cash (used in) investing activities                                          (53,786)        (74,588)
                                                                             -----------     -----------
Cash flows from financing activities:
  Proceeds from convertible debt                                                       -         225,000
  Stock subscriptions collected                                                   37,654          45,000
  Sale of stock subject to rescission                                                  -          42,062
  Cash payments to rescinding shareholders                                             -         (25,000)
  Increase in bank overdraft                                                      22,894               -
  Proceeds from related party loans                                               30,000               -
  Repayment of related party loans                                               (12,000)              -
  Repayment of notes payable and long term debt                                  (17,968)        (20,052)
  Payments on capital leases                                                      (4,170)              -
  Increase in deferred offering costs                                           (230,547)        (27,181)
  Loan proceeds                                                                   49,640         182,375
  Proceeds from stock issuances                                                        -         157,750
                                                                             -----------     -----------
Net cash provided by financing activities                                       (124,497)        579,954
                                                                             -----------     -----------
Net (decrease) in cash                                                          (290,640)       (326,338)

Beginning - cash balance                                                         332,291         658,629
                                                                             -----------     -----------

Ending - cash balance                                                        $    41,651     $   332,291
                                                                             ===========     ===========
Supplemental cash flow information:
  Cash paid for income taxes                                                 $         -     $         -
  Cash paid for interest                                                     $    24,200     $    13,139

Non cash investing and financing activities:
  Stock subscription for receivable                                          $         -     $    79,525
  Stock issued in satisfaction of payables                                   $         -     $   126,250
  Stock issued for deferred offering costs                                   $         -     $    60,000
  Cancellation of common stock issued for subscription receivable            $    14,621     $         -
  Stock issued for acquisition                                               $   306,000     $         -

       See the accompanying notes to consolidated financial statements.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nature of Operations

Eonnet Media, Inc. (the "Company") was initially incorporated as DoctorsChat.com, Inc. on April 15, 1999 in the State of Florida. During May 1999 the Company changed its name to DoctorSurf.com, Inc. and during April 2001 changed its name to Eonnet Media, Inc. The Company is engaged in the business of providing network, web and applications solutions as well as providing a web site for doctors that is dedicated to doctor education, communication and information exchange.

Development Stage

The Company had been in the development stage through December 31, 2000. During January 2001 the Company entered into a share exchange agreement with Eonnet Technology, Inc. (see Note 3).

Reclassifications

Certain amounts in the previous year's financial statements have been reclassified to conform to the current year presentation.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from services upon completion. The Company also sells services at a discounted rate under certain programs, which provide that the services are paid for in advance. The advance payments are recorded as customer deposits and recognized as revenue upon completion of the related services.

Inventory

Inventory is stated at the lower of cost, determined by averaging the cost of inventory on hand, or market. Inventory consists principally of purchased finished goods.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement. In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 3 to 7 years.

Leasehold improvements and equipment under capital leases are amortized over the lives of the respective leases or their service lives, whichever is shorter, using the straight-line method.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses aggregated $8,800 and $4,700 in 2001 and 2000.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses, notes payable, long term debt and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities.

Long Lived Assets

The carrying value of long-lived assets, including goodwill and intangibles, is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no such impairment has been indicated other than the write off of goodwill discussed in Note 3. The Company measures the amount of the impairment based on the undiscounted expected future cash flows from the impaired assets.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti dilutive common stock equivalents, if any, they are not considered in the computation.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.
This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the years ended December 31, 2001 and 2000 aggregating $1,470,661 and $1,565,321, and has a working capital deficit of $2,025,774 and a stockholders' deficit of $1,639,314 at December 31, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Note 3. ACQUISITION

During January 2001 the Company entered into a merger agreement with Eonnet Technologies, Inc. (ETI). The acquisition was effective on April 9, 2001 when the Company assumed control of ETI. The business combination has been accounted for as a purchase. The results of operations of ETI have been included in the accompanying financial statements since the effective date of the acquisition. In exchange for all of the issued and outstanding common shares of ETI the Company issued 1,000,000 shares of its common stock valued at $306,000. The purchase price was allocated as follows:


          Current assets                      $ 136,986
          Property and equipment                129,009
          Goodwill                               59,291
          Current liabilities                  (874,767)
          Long-term debt                        (29,941)
          Acquired in process research and
           development                          885,422
                                              ---------
                                              $ 306,000
                                              =========


The assets acquired and liabilities assumed were recorded at the historical basis of ETI. The excess of the purchase price paid over the value of the assets acquired of $885,422 has been recorded as acquired in process research and development and has been charged to operations along with the $59,291 of goodwill included in the assets acquired as an impairment loss during 2001.

The following summarized pro forma information assumes the acquisition had occurred on January 1, 2001.


          Net sales                               $ 1,877,700
                                                  ===========
          Net (loss)                              $(1,582,892)
                                                  ===========
          (Loss) per share:
           basic and diluted                      $     (0.62)
                                                  ===========

Note 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

   Furniture and fixtures                             $    36,531
   Leasehold Improvements                                  48,744
   Automotive equipment                                    30,143
   Equipment and leased equipment                         212,044
                                                      -----------
                                                          327,462
   Less: accumulated depreciation and amortization        130,522
                                                      -----------
                                                      $   196,940
                                                      ===========


Depreciation and amortization expense charged to operations was $59,609 and $35,690 in 2001 and 2000.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Note 5. LIABILITIES RELATED TO PURCHASERS OF COMMON STOCK

Due to purchasers of common stock

During 1999 the Company sold 41,667 shares of the Company's common stock for $18 per share. Due to a possible violation of the Securities Act of 1933 requirements, the Company issued a memorandum to the purchasers of the shares enabling them to sell their shares back to the Company at any time through August 25, 2000 for the original issuance price of $18. The proceeds from the issuance of these shares of stock have been classified outside of equity in the accompanying consolidated balance sheet.

During 1999 the Company also received $25,000 from an investor for the purchase of 138,889 common shares of the Company. A stock certificate for the 138,889 common shares was not issued to this investor because the Company had requested certain information to ensure the investor was accredited. The investor never provided the requested information and in March 2000 the Company refunded the $25,000. Because of the missing information, the 138,889 common shares were never issued and are not included in the number of shares of common stock outstanding as of December 31, 1999.

During 2000, 11 shareholders elected to have the Company repurchase a total of 7,500 shares of common stock pursuant to the 1999 repurchase offer. Because the Company does not have sufficient funds available to complete the purchase, the rescinding shareholders have been issued notes payable aggregating $135,000 at December 31, 2001. The notes bear interest at 8% per annum and are payable on demand or when the Company completes its next debt or equity financing with proceeds of at least $500,000.

Advances payable

The loans payable account consists of $131,750 in proceeds from the sale of EMC911.com (EMC) common stock. Based on comments received from the Securities and Exchange Commission, the Company has rescinded the sale of the EMC stock and the purchasers have indicated a desire to invest the funds in shares of the Company's common stock when the stock becomes available for sale.

Other

At December 31, 2000 $50,625 was due to purchasers of EMC stock. These obligations were paid in 2001.

Note 6. NOTES PAYABLE

Related parties

At December 31, 2001 the Company had outstanding notes payable to related parties in the amount of $18,000 with interest at the rate of 10% per annum. These notes are due on demand.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Line of credit

During April 2001 the Company received a line of credit of $50,000. The line is guaranteed by one of the Company's shareholders and bears interest at the prime rate plus 1.75% (6.5% at December 31, 2001). The outstanding balance on the line is $49,640 at December 31, 2001 with $360 remaining unused. The line matures in May 2002.

Convertible notes

During July 2000 the Company issued convertible notes to five investors totaling $225,000. Interest at 8% per annum is payable quarterly beginning in November 2000. At the lenders' option the notes may be converted into common shares at the rate of one share for every dollar converted. These notes are due on demand.

Note 7. LONG-TERM DEBT

Long-debt consists of the following:


Installment notes payable to a financial institution
bearing interest at fixed interest rates of 8.9%
per annum, and requiring monthly principal and interest
payments of $626 through September 2004.
These notes are collateralized by automotive
equipment.                                                  $ 17,749

Less current maturities                                        6,208
                                                            --------
                                                            $ 11,541
                                                            ========

Maturity of long term debt is as follows:
     2002                                                   $  6,208
     2003                                                      6,794
     2004                                                      4,747
                                                            --------
                                                            $ 17,749
                                                            ========


Note 8. CAPITAL LEASES

The Company leases certain furniture and equipment under capital leases. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The Company has included the cost of the furniture and equipment in property and equipment and the depreciation of the assets under capital leases is included in depreciation expense. Interest rates on the capitalized leases vary from 19% to 21%.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


Minimum future lease payments under capital lease payments at December 31, 2001 are as follows:


     2002                                    $54,989
     2003                                      6,653
                                             -------
     Total minimum lease payments             61,642
     Amount representing interest              3,234
                                             -------
     Present value of net minimum lease
       Payments                               58,408
     Less current portion                     52,213
                                             -------
     Long term portion of capital leases     $ 6,195
                                             =======

At December 31 2001 the Company was in default under a capital lease maturing during November 2002 with minimum future payments aggregating $41,313. The lessor has the right to repossess the equipment or accelerate the lease payments. Therefore the remaining balance has been classified as current.

Note 9. STOCKHOLDERS' (DEFICIT)

At December 31, 2001, the Company's $.01 par value common stock authorized was 95,000,000 shares with 2,795,679 shares issued and outstanding and its $.01 par value preferred stock authorized was 5,000,000 shares of which no shares are issued and outstanding.

During January 2001 the Company effected a 1 for 18 reverse stock split. All share and per share amounts have been adjusted to reflect this split.

During 2001 the Company issued 47,800 shares of common stock for services valued at $622. In addition, $37,654 of stock subscriptions were collected and $14,621 of stock subscriptions for 47,800 shares were terminated.

The Company had eight part-time officers who served without compensation. These officers were engaged in marketing, competitive research, and web site design and evaluation. During 2000 these officers were awarded 86,389 shares of stock for their services. Compensation expense of approximately $26,000 was recorded in connection with the issuance of the shares. An additional $44,950 in compensation expense was treated as a contribution of capital.

During December 2001 certain officers of the Company agreed to convert 365,163 shares of common stock held by them into 365,163 shares of preferred stock prior to the proposed initial public offering (see Note 9). Subsequent to the offering these shares of preferred stock will convert into 365,163 shares of common stock provided that the Company meets certain revenue and profitability targets during 2002, 2003 and 2004. Should the Company not meet these targets the preferred shares will be retired for no consideration.

The Company has filed a registration statement with the Securities and Exchange Commission on Form SB-2 to register 1,000,000 shares of its common stock for sale to the public at a price of $5.75 per share. In addition, the Company is attempting to register 200,000 shares of its common stock for distribution, at no cost, to up to 20,000 doctors and healthcare professionals who are members of the Company's web site. The fair market value of these shares will be charged to operations at the time of issuance. The Company has recorded an aggregate of $230,547 of deferred offering costs related to this offering. During 2001, $25,000 of these costs paid to an underwriter, whose services will no

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001


longer be used, was charged to operations. In addition, during 2000, $20,000 was charged to operations related to deferred offering costs not applicable to the current offering.

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company.

Note 10. STOCK OPTIONS

Options to Purchase Common Stock

During 2000 the Company issued 5,833 stock options exercisable at $18.00 per share, which was the fair market value at the time of the grant, to certain employees. These options expired during January 2002. In addition, options to purchase 2,778 shares of common stock expired during 2001.

Stock-based Compensation

SFAS 123 Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the minimum value method with the following weighted average assumptions for grants during the year ended December 31, 2000: expected life of options of 1 year, expected volatility of 0% risk-free interest rate of 6.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2000 approximated $.34 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:


Net (loss)
      As reported                         $(1,536,321)
      Pro forma                           $(1,567,281)

Basic and diluted (loss) per share
      As reported                         $     (1.22)
      Pro forma                           $     (1.22)

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001

A summary of stock option activity is as follows:

                                              Number       Weighted-       Weighted-
                                                of     average exercise    average
                                              shares         price        fair value
                                              ------         -----        ----------
   Balance at December 31, 1999                16,667        $18.00          $18.00
   Granted                                      5,833         18.00           18.00
   Exercised                                        -             -               -
   Forfeited                                        -             -               -
                                              -------       -------         -------
   Balance at December 31, 2000                22,500         18.00           18.00
   Granted                                          -             -               -
   Exercised                                        -             -               -
   Forfeited                                   (2,778)        18.00           18.00
                                              -------       -------         -------
   Balance at December 31, 2001                19,722        $18.00          $18.00
                                              =======       =======         =======

The following table summarizes information about fixed-price stock options at December 31, 2001:

                                Outstanding                           Exercisable
                                -----------                           -----------

                                 Weighted-         Weighted-                      Weighted-
                                  Average           Average                         Average
Exercise          Number        Contractual        Exercise         Number         Exercise
Prices         Outstanding          Life             Price       Exercisable         Price
------         -----------          ----             -----       -----------         -----
$18.00            19,722         1.3 years          $ 18.00          19,722          $18.00

Note 11. INCOME TAXES

The Company accounts for income taxes under SFAS 109 "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

    Income tax provision at
     the federal statutory rate              34 %
    Effect of operating losses              (34)%
                                           ----
                                              -
                                           ====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $2,600,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2019, 2020 and 2021. The deferred tax asset of approximately $880,000 relating to the operating loss carryforward has been fully reserved at December 31, 2001. The change in the valuation allowance was $180,000 and $311,000 in 2001 and 2000.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001

Note 12. OTHER RELATED PARTY TRANSACTIONS

Through December 31 2001 certain shareholders of the Company made non interest bearing working capital advances to the Company aggregating $125,082.

During 2000 the Company leased its operating facility from an affiliated entity, under a month to month lease agreement which required monthly payments of $1,550. Total rent paid under this agreement was $18,600 in 2000.

The Company currently leases its office space from an entity controlled by affiliates of the Company for $3,500 per month. The lease was entered into during January 2001 and expires during December 2006. The Company has accrued $38,500 in unpaid rent at December 31, 2001 pursuant to this lease.

Future minimum lease payments under this lease is as follows:

            2002                        $ 42,000
            2003                          42,000
            2004                          42,000
            2005                          42,000
            2006                          42,000
                                        --------
                                        $210,000
                                        ========

Rent expense under this agreement was $42,000 in 2001.

The Company had various transactions with an entity controlled by affiliates of the Company. The Company provided this entity with $4,161 and $29,300 in services during 2001 and 2000.

Note 13. COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

During December 2001 the Company entered into three 3 year consulting contracts. The agreements call for aggregate monthly payments of $25,000 commencing on the date the Company completes it proposed public offering (see Note 9).

During January 2001 the Company entered into a three-year employment agreement with its president. The contract calls for a base salary of $120,000 per year of which $36,000 will be accrued until the Company completes its proposed offering of common shares (see Note 9).

Other

During September 2001 a vendor filed suit against the Company for a disputed amount of $104,501 plus interest for alleged services provided to the Company in 1999 and 2000, During October 2001 the Company filed a response disputing the claim by the vendor.

                              Eonnet Media, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 2001

Note 14. CONCENTRATIONS

Revenues from significant customers (those customers representing at least 10% of the Company's revenue) aggregated $184,912 or 14% in 2001.

Note 15. STRATEGIC PARTNERSHIPS AND AFFILIATION AGREEMENTS

The Company depends on third parties to provide many of the services that it offers to its members. These services include medical and national news, financial information, practice management services, secure messaging services, practice management services, video and audio conferencing, and continuing medical education courses. The Company has entered into co-branding or distribution agreements, ranging from twelve to twenty-four months, on medical and national news, financial information and secure messaging services. The Company intends to enter into additional strategic partnerships with content providers to provide content for its web site.

In October 2000 the Company hired PSINet, Inc. to provide managed web services and equipment necessary to the operation of the Company's website. Pursuant to the contract, for the next two years PSINet will provide services and equipment valued at $2,400,000 in exchange for approximately 244,444 shares of the Company's common stock. The actual number of shares to be issued will be determined quarterly based on PSINet's standard billing rates divided by a stock value of $9.74 per share. The contract contains provision that protect PSINet from dilution including right of first offer, co-sale rights and the right to purchase preferred stock. In addition, the share value used in the calculation of the number of shares to be issued is subject to adjustment for stock splits and the sale of shares at lower prices. As of December 31, 2000, the Company believes PSINet has not provided the services required by the contract and is disputing invoices totaling $1,001,518 which have been submitted by PSINet, as well as its rights to receive any shares of the Company's common stock. Approximately $65,000 has been accrued as management's estimate of the value of services provided.

Note 16. SUBSEQUENT EVENTS

During 2002 the Company entered into a 3 year consulting contract. The agreements call for monthly payments of $7,000 commencing on the date the Company completes it proposed public offering (see Note 9).

In addition, the Company entered into a 3 year consulting contract commencing during February 2002. The agreement calls for the issuance of 26,000 shares of common stock as compensation for the consultant's services.

                               EONNET MEDIA, INC.
                         PRO FORMA FINANCIAL STATEMENT
                               DECEMBER 31, 2001
                                  (UNAUDITED)


SUMMARY
-------

The accompanying unaudited pro forma financial statement gives effect to the combination of Eonnet Media, Inc. (EMI) and Eonnet Technology, Inc. (ETI) effective on April 9, 2001.

The statement presented includes the pro forma statement of operations for the year ended December 31, 2001. The pro forma statement of operations assumes that the combination took place at the beginning of the period presented.

The pro forma financial statement gives effect to the combination using the purchase method of accounting. The pro forma assumptions are set forth in the accompanying notes to the pro forma financial statement.

The results of operations are not necessarily indicative of those which have been attained had the transaction occurred at the beginning of the period presented. The pro forma financial statement should be read in conjunction with the historical financial statements of EMI.

                              Eonnet Media, Inc.
                       Pro-forma Statement of Operations
                     For the Year Ended December 31, 2001
                                  (UNAUDITED)

                                                                Eonnet
                                               Eonnet         Technology
                                             Media, Inc.         Inc.           Adjustments      Pro-forma
                                             -----------         ----           -----------      ---------
REVENUE                                      $    21,866      $1,855,834   $                 -   $ 1,877,700
                                             -----------      ----------   -------------------   -----------

OPERATING COSTS AND EXPENSES
 Cost of Sales                                         -       1,094,287                     -     1,094,287
 General and administrative                      298,900       1,068,583                     -     1,367,483
                                             -----------      ----------   -------------------   -----------
                                                 298,900       2,162,870                     -     2,461,770
                                             -----------      ----------   -------------------   -----------

(LOSS) FROM OPERATIONS                          (277,034)       (307,036)                    -      (584,070)
                                             -----------      ----------   -------------------   -----------

OTHER (INCOME) EXPENSE
IMPAIRMENT OF GOODWILL                                 -          59,291                              59,291
ACQUIRED RESEARCH AND DEVELOPMENT                885,422               -                             885,422
OTHER INCOME                                      (3,149)         (2,910)                             (6,059)
OTHER EXPENSE                                     34,473          25,695                     -        60,168
                                             -----------      ----------   -------------------   -----------
                                                 916,746          82,076                     -       998,822
                                             -----------      ----------   -------------------   -----------

NET (LOSS)                                   $(1,193,780)     $ (389,112)  $                 -   $(1,582,892)
                                             ===========      ==========   ===================   ===========

(Loss) per share - basic and fully diluted                                                            $(0.62)
                                                                                                 ===========

 Weighted average shares outstanding                                                               2,549,104
                                                                                                 ===========

Read the accompanying notes to the pro-forma financial statements.

                               EONNET MEDIA, INC.
                NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENT
                               DECEMBER 31, 2001


The accompanying pro forma financial statement gives effect to the combination of EMI and ETI effective on April 9, 2001. The acquisition was effected by the exchange of all of the issued and outstanding common shares of ETI for 1,000,000 common shares of EMI (36% of the issued and outstanding common stock of EMI).

The statement presented includes the pro forma statement of operations for the year ended December 31, 2001.

Pro forma basic earnings (loss) per share is computed using the weighted average number of common shares outstanding, including the common shares issued to ETI to effect the transaction, for the period presented.