Form 10QSB
period 2002-03-31
EONNET MEDIA INC
filed 2002-05-30
CIK 1088095

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended March 31, 2002

                                       or

                  [_] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of May 29, 2001 was 2,821,679.

                               Eonnet Media, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2002

Assets

Current assets:
   Cash                                                             $    10,797
   Receivables:
      Trade                                                              51,512
      Other                                                               1,929
   Inventory                                                             39,923
                                                                    -----------
         Total current assets                                           104,161
                                                                    -----------

Property and equipment, net                                             188,475
                                                                    -----------

Other assets:
   Deposits                                                               2,373
   Deferred offering costs                                              255,803
                                                                    -----------
                                                                        258,176
                                                                    -----------
                                                                    $   550,812
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                 $   894,338
   Accrued expenses and other current liabilities                       193,215
   Customer deposits                                                    290,409
   Due to purchasers of common stock                                    135,000
   Line of credit                                                        49,640
   Convertible notes                                                    225,000
   Advances payable                                                     131,750
   Current portion of long-term debt                                     50,540
   Current portion of capital leases                                     54,313
   Notes payable - related parties                                       48,000
   Amounts due to related parties                                       223,885
                                                                    -----------
      Total current liabilities                                       2,296,090
                                                                    -----------

Long-term portion of capital leases                                       5,295
Long-term debt                                                           10,641
                                                                    -----------
                                                                         15,936
                                                                    -----------

Stockholders' (deficit):
   Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      no shares issued or outstanding                                        --
   Common stock, $.01 par value,
      95,000,000 shares authorized,
      2,821,679 shares issued and outstanding                            28,217
   Additional paid in capital                                         2,162,563
   Stock subscription receivable                                        (27,250)
   Deferred compensation                                               (145,350)
   Accumulated (deficit)                                             (3,779,394)
                                                                    -----------
                                                                     (1,761,214)
                                                                    -----------
                                                                    $   550,812
                                                                    ===========

      See the accompanying notes to the consolidated financial statements.

                               Eonnet Media, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,

                                                                      2002               2001
                                                               -----------------  ------------------
Sales                                                           $       224,000     $         3,816

Cost of goods sold                                                      122,846                   -
                                                               -----------------  ------------------

Gross profit                                                            101,154               3,816

Operating expenses:
   Selling, general and administrative expenses                         211,300              70,398
                                                               -----------------  ------------------

(Loss) from operations                                                 (110,146)            (66,582)
                                                               -----------------  ------------------

Other income (expense):
   Interest income                                                          419               1,266
   Interest expense                                                     (16,323)             (8,863)
                                                               -----------------  ------------------
                                                                        (15,904)             (7,597)
                                                               -----------------  ------------------

Net (loss)                                                      $      (126,050)    $       (74,179)
                                                               =================  ==================

Per share information - basic and fully diluted:

  Weighted average shares outstanding                                 2,812,723           1,280,549
                                                               =================  ==================
  Net (loss) per share                                          $         (0.04)    $         (0.06)
                                                               =================  ==================

      See the accompanying notes to the consolidated financial statements.

                               Eonnet Media, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,

                                                                   2002               2001
                                                             ----------------   ----------------
Cash flows from operating activities:
Net cash (used in) operating activities                        $     (76,508)    $      (95,207)
                                                             ----------------   ----------------
Cash flows from investing activities:
Net cash (used in) investing activities                               (6,999)          (100,625)
                                                             ----------------   ----------------
Cash flows from financing activities:
Net cash provided by financing activities                             52,653                  -
                                                             ----------------   ----------------

Net (decrease) in cash                                               (30,854)          (195,832)

Beginning - cash balance                                              41,651            528,123
                                                             ----------------   ----------------

Ending - cash balance                                          $      10,797     $      332,291
                                                             ================   ================

      See the accompanying notes to the consolidated financial statements.

                               Eonnet Media, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2001 and the two years then ended including notes thereto included in the Company's filing on Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti dilutive.

(3)  Inventory

Inventory is stated at the lower of cost, determined by averaging the cost of inventory on hand, or market. Inventory consists principally of purchased finished goods.

(3)  Advances from Related Parties

During the period ended March 31, 2002 affiliates of the Company made working capital advances to the Company aggregating $128,800 which were recorded as amounts due to related parties.

(4)  Commitments and Contingencies

During September 2001 a vendor filed suit against the Company for a disputed amount of $104,501 plus interest for alleged services provided to the Company in 1999 and 2000, During October 2001 the Company filed a response disputing the claim by the vendor.

During the period ended March 31, 2002 the Company entered into a 3 year consulting contract. The agreements call for monthly payments of $7,000 commencing on the date the Company completes it proposed public offering. In addition, the Company entered into a 3 year consulting contract commencing during February 2002. The agreement calls for the issuance of 26,000 shares of common stock as compensation for the consultant's services. The shares were valued at their fair market value of $149,500 and the value of the services not yet provided has been recorded as deferred compensation.

(5)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the years ended December 31, 2001 and 2000 and the period ended March 31, 2002 aggregating $1,470,661, $1,565,321 and $126,050, and has a working capital deficit of $2,191,929 and a stockholders' deficit of $1,761,214 at March 31, 2002.

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

Results of Operations

  THREE MONTHS ENDING MARCH 31, 2002 COMPARED TO THREE MONTHS ENDING MARCH 31,
                                      2001

     Sales. Sales for the three months ended March 31, 2002 increased to $ 224,000 for the combined companies compared to $ 3,816 for the three months ended March 31, 2001. The increase is attributed to the merger with Eonnet Technologies, Inc. with revenues coming from sales of services and products. .

     Cost of Goods Sold. Cost of Goods Sold were $ 122,846 for the three months ended March 31, 2002 compared to $0 for the three months ended March 31, 2001. These costs include technical labor and expense of product purchases to fulfill the sales.

     Other operating expenses (selling, general and administrative expenses). Other operating expenses for the three months ended March 31, 2002 were $ 211,300 compared to $ 70,398 for the three months ended March 31, 2001. The increase is attributed to the expenses incurred mainly from salaries of administrative and sales staff.

     Other expenses (net). Other operational expenses, consisting principally of interest expense, increased to $ 15,904 for the three months ended March 31, 2002 compared to $ 7,597 for the three months ended March 31, 2001.

         Income taxes. The Company has no income tax provision for the period presented due to its net operating loss. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the year ended December 31, 2002.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three month period ending March 31, 2002

Liquidity and Capital Resources

         In the first quarter of 2002, the net loss increased to $ 126,050 compared to $74,179 from for the first quarter of 2001 due to the merger with Eonnet Technologies. During the second quarter of 2002, management expects to see a decrease in net loss due to drastic reduction in overhead expenses in sales and administrative salaries.

         Net cash used in operating activities decreased to $76,508 during the three months ending March 31, 2002 compared to $95,207 for the three months ended March 31, 2001. The use of cash is primarily attributable to the net operating loss as well as an increase in inventory and a decrease in accounts payable, customer deposits and accrued expenses.

         Net cash used in investing activities was $ 6,999 during the three months ending March 31, 2002, compared to $100, 625 for the three months ending March 31, 2001. The decrease is from the reduced need for further web site development and hosting equipment.

         Net cash provided by financing activities was $52, 653, consisting principally of shareholder advances offset by an increase in deferred offering costs, during the three months ending March 31, 2002, compared to $0 for the three months ended March 31, 2001.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general economic conditions; (iii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (iv) lack of diversification; (v) effect of uninsured loss and (vi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


Reports on Form 8-K.

         During the three months ended March 31, 2002, the Company filed the following report on Form 8-K.

Form 8-K dated March 13, 2002, with respect to a change in the Company's certifying accountants to Stark, Winter, Schenkein LLP, for the year ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EONNET MEDIA, INC.


Date:  May 21, 2002                    By: /s/ Vikrant Sharma
                                           ------------------------------
                                           Mr. Vikrant Sharma
                                           CEO and Director